Form 10-Q
period 2021-06-30
NewLake Capital Partners, Inc.
filed 2021-09-09
CIK 1854964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from           to

Commission file number 000-56327

NEWLAKE CAPITAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	83-4400045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27 Pine Street

Suite 50

New Canaan, CT 06840

(Address of principal executive offices)

(Zip Code)

203-594-1402

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of September 9, 2021 was 21,235,914.

NEWLAKE CAPITAL PARTNERS, INC.

FORM 10-Q

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

We make statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “continue,” “could,” “expect,” “may,” “will,” “should,” “would,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimates” “forecast,” “project,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally;

•

actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;

•	the impact of the Merger, including our ability to integrate businesses;

•	our status as an emerging growth company and a smaller reporting company;

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	other factors affecting the real estate industry generally;

•	the competitive environment in which we operate;

•	the estimated growth in and evolving market dynamics of the regulated cannabis market;

•	the expected medical-use or adult-use cannabis legalization in certain states;

•	shifts in public opinion regarding regulated cannabis;

•	the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;

•	the risks associated with the development of cultivation centers and dispensaries;

•	our ability to successfully identify opportunities in target markets;

•	our lack of operating history;

•	our tenants’ lack of operating history;

•	the concentration of our tenants in certain geographical areas;

•	our failure to generate sufficient cash flows to service any outstanding indebtedness we may incur in the future;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	our failure to acquire the properties in our identified pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to properly assess employment growth or other trends in target markets and other markets in which we seek to invest;

•	lack or insufficient amounts of insurance;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	our access to certain financial resources, including banks and other financial institutions;

•	our failure to successfully operate acquired properties;

•	our ability to operate successfully as a public company;

•	our dependence on key personnel and ability to identify, hire and retain qualified personnel in the future;

•	conflicts of interests with our officers and/or directors stemming from their fiduciary duties to other entities, including our operating partnership;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	fluctuations in interest rates and increased operating costs;

•	financial market fluctuations;

•	general volatility of the market price of our common stock;

•	changes in GAAP;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a REIT for federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWLAKE CAPITAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:

Real Estate
Land	$15,446	$2,490
Building and Improvements	248,930	124,121
Total Real Estate	264,376	126,611
Less Accumulated Depreciation	(5,200)	(2,650)
Net Real Estate	259,176	123,961
Cash and Cash Equivalents	76,530	19,617
In-Place Lease Intangible Assets, net	25,008	-
Other Assets	1,718	598

TOTAL ASSETS	$362,432	$144,176

LIABILITIES AND EQUITY:

LIABILITIES:

Security Deposits Payable	$5,431	$1,594
Dividends, Dividend Equivalents and Distributions Payable	4,277	894
Accrued Expenses and Other Liabilities	1,895	659
Rent Received in Advance	913	-
Tenant Improvements Payable	807	-

Total Liabilities	13,323	3,147

COMMITMENTS AND CONTINGENCIES

EQUITY:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 12.5% Series A Redeemable Cumulative Preferred Stock, 0 and 125 Shares Issued and Outstanding at June 30, 2021 and December 31, 2020	-	61
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 17,329,964 Shares Issued and Outstanding at June 30, 2021 and 7,758,145 Shares Issued and Outstanding at December 31, 2020	173	78
Additional Paid-In Capital	359,514	151,778
Accumulated Deficit	(19,415)	(17,154)

Total Stockholders' Equity	340,272	134,763

NONCONTROLLING INTERESTS - OPERATING PARTNERSHIP	8,837	6,266

Total Equity	349,109	141,029

TOTAL LIABILITIES AND EQUITY	$362,432	$144,176

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
REVENUE:

Rental Income	$11,068	$4,151	$6,650	$2,141

EXPENSES:

Depreciation and Amortization Expense	3,137	960	2,051	498
General and Administrative Expense	2,591	2,328	1,702	1,321
Stock-Based Compensation	1,004	13	97	6

TOTAL EXPENSES	6,732	3,301	3,850	1,825

INCOME FROM OPERATIONS	4,336	850	2,800	316

OTHER INCOME:
Interest Income	18	152	16	2

TOTAL OTHER INCOME	18	152	16	2

NET INCOME	4,354	1,002	2,816	318

Preferred Stock Dividends	(4)	(8)	-	(4)

Net Income Attributable to Noncontrolling Interests	(155)	-	(78)	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,195	$994	$2,738	$314

Net Income Attributable to Common Stockholders Per Share - Basic	$0.31	$0.14	$0.16	$0.04

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.30	$0.14	$0.16	$0.04

Weighted Average Shares of Common Stock Outstanding - Basic	13,645,990	7,060,250	17,329,964	7,060,250

Weighted Average Shares of Common Stock Outstanding - Diluted	13,759,484	7,063,250	17,455,599	7,063,250

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(In thousands, except share amounts)

						Noncontrolling
		Shares of		Additional		Interests -
	Series A Preferred	Common	Common	Paid-in	Accumulated	Operating	Total
	Stock	Stock	Stock	Capital	Deficit	Partnership	Equity

Balance as of December 31, 2020	$61	7,758,145	$78	$151,778	$(17,154)	$6,266	$141,029

Net Proceeds from the Issuance of Common Stock	-	1,871,932	18	39,560	-	-	39,578

Issuance of Common Stock for Merger Transaction	-	7,699,887	77	162,776	-	-	162,853

Issuance of Warrants for Merger Transaction	-	-	-	4,820	-	-	4,820

Redemption of Series A Preferred Stock	(61)	-	-	-	(64)	-	(125)

Issuance of 88,200 OP Units for Property Acquisition	-	-	-	-	-	2,205	2,205

Stock-Based Compensation	-	-	-	1,004	-	-	1,004

Dividends to Preferred Stock	-	-	-	-	(4)	-	(4)

Dividends to Common Stock	-	-	-	-	(6,374)	-	(6,374)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	(59)	-	(59)

Distributions to OP Unit Holders	-	-	-	-	-	(172)	(172)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	-	(424)	-	424	-

Net Income	-	-	-	-	4,240	114	4,354

Balance as of June 30, 2021	$-	17,329,964	$173	$359,514	$(19,415)	$8,837	$349,109

						Noncontrolling
		Shares of		Additional		Interests -
	Series A Preferred	Common	Common	Paid-in	Accumulated	Operating	Total
	Stock	Stock	Stock	Capital	Deficit	Partnership	Equity

Balance as of December 31, 2019	$61	7,060,250	$71	$131,457	$(437)	$-	$131,152

Stock-Based Compensation	-	-	-	13	-	-	13

Dividends to Preferred Stock	-	-	-	-	(8)	-	(8)

Dividends to Common Stock	-	-	-	-	(1,059)	-	(1,059)

Net Income	-	-	-	-	1,002	-	1,002

Balance as of June 30, 2020	$61	7,060,250	$71	$131,470	$(502)	$-	$131,100

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS INC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(In thousands, except share amounts)

						Noncontrolling
		Shares of		Additional		Interests -
	Series A Preferred	Common	Common	Paid-in	Accumulated	Operating	Total
	Stock	Stock	Stock	Capital	Deficit	Partnership	Equity

Balance as of March 31, 2021	$61	17,329,964	$173	$358,943	$(17,920)	$7,136	$348,393

Redemption of Series A Preferred Stock	(61)	-	-	-	(64)	-	(125)

Issuance of 88,200 OP Units for Property Acquisition	-	-	-	-	-	2,205	2,205

Stock-Based Compensation	-	-	-	97	-	-	97

Dividends to Common Stock	-	-	-	-	(4,159)	-	(4,159)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	(30)	-	(30)

Distributions to OP Unit Holders	-	-	-	-	-	(88)	(88)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	-	474	-	(474)	-

Net Income	-	-	-	-	2,758	58	2,816

Balance as of June 30, 2021	$-	17,329,964	$173	$359,514	$(19,415)	$8,837	$349,109

						Noncontrolling
		Shares of		Additional		Interests -
	Series A Preferred	Common	Common	Paid-in	Accumulated	Operating	Total
	Stock	Stock	Stock	Capital	Deficit	Partnership	Equity

Balance as of March 31, 2020	$61	7,060,250	$71	$131,464	$(251)	$-	$131,345

Stock-Based Compensation	-	-	-	6	-	-	6

Net Proceeds from the Issuance of Preferred Stock	-	-	-	-	-	-	-

Preferred Stock Dividend	-	-	-	-	(4)	-	(4)

Common Stock Dividend	-	-	-	-	(565)	-	(565)

Net Income	-	-	-	-	318	-	318

Balance as of June 30, 2020	$61	7,060,250	$71	$131,470	$(502)	$-	$131,100

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$4,354	$1,002
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Stock-Based Compensation	1,004	13
Depreciation and Amortization Expense	3,137	960
Changes in Assets and Liabilities, Net of Acquisition:
Other Assets	(55)	(97)
Accrued Expenses and Other Liabilities	(1,691)	737
Security Deposits Payable	2,179	-
Rent Received in Advance	913	(403)

Net Cash Provided by Operating Activities	9,841	2,212

Cash Flows from Investing Activities:
Cash Acquired from Merger Transaction	64,355	-
Payment of Merger Related Transaction Costs	(2,144)	-
Reimbursements of Tenant Improvements	(6,719)	-
Deferred Real Estate Costs	-	(10,054)
Acquisition of Real Estate	(44,648)	-

Net Cash Provided by (Used in) Investing Activities	10,844	(10,054)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Offering Costs	39,579	-
Preferred Stock Dividends Paid	(4)	(8)
Common Stock Dividends Paid	(3,060)	(494)
Restricted Stock Units Dividend Equivalents Paid	(38)	-
Distributions to OP Unit Holders	(124)	-
Redemption of Series A Preferred Stock	(125)	-

Net Cash Provided by (Used by) Financing Activities	36,228	(502)

Net Increase (Decrease) in Cash and Cash Equivalents	56,913	(8,344)

Cash and Cash Equivalents - Beginning of Period	19,617	66,901

Cash and Cash Equivalents - End of Period	$76,530	$58,557

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accrual for Dividends and Distributions Payable	$4,277	$565
Accrual for Reimbursements of Tenant Improvements	$807	$-
Real Estate Assets, In-Place Leases, Other Assets and Liabilities Acquired through the Issuance of Common Stock and Warrants	$103,319	$-
Issuance of 88,200 OP Units for Property Acquisition	$2,205	$-

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 1 - ORGANIZATION

NewLake Capital Partners, Inc. (the “Company”, “we”, “us", “our”), a Maryland corporation, was formed on April 9, 2019 under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company’s year- end is December 31. On March 17, 2021, GARE completed a merger (the “Merger”) with another company (“Target”) by issuing common stock and warrants, and subsequently changed its name to NewLake Capital Partners, Inc. See Note 3.

The Company conducts its business through its subsidiary, NLCP Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership” or “OP”). The Company holds an equity interest in the Operating Partnership and is the sole general partner. Subsequent to the merger, the name of the Operating Partnership was changed from GreenAcreage Operating Partnership LP to NLCP Operating Partnership LP.

Prior to July 15, 2020, the Company was externally managed by GreenAcreage Management LLC, a Delaware limited liability company (the “Sponsor” or “Manager”), an affiliated entity. The Sponsor funded the Company’s organization, offering and transaction costs. On July 15, 2020, the Company, the Manager and certain other parties entered into a Contribution Agreement (the “Contribution Agreement”) whereby the Manager contributed the assets comprising its business and function, including the Management Agreement, to the Operating Partnership in consideration for partnership common units of the Operating Partnership. As a result of the transactions under such Contribution Agreement, the investment management functions and business of the Manager have been internalized into the Operating Partnership (the “Internalization”), employees are compensated directly by the Company and no further fees will be paid to the Manager under the Management Agreement, as the Operating Partnership assumed the Management Agreement in connection with such transactions. See Note 4.

Our Articles of Incorporation authorize 400,000,000 shares of common stock with a par value of $0.01 and 100,000,000 shares of preferred stock with a par value of $0.01. On April 26, 2019, 100 shares of our common stock were purchased by a member of our Sponsor, for $20 per share, who became our initial stockholder. On August 12, 2019, the Company issued 7,060,150 shares of common stock (the “Offering”) for $20 per share, resulting in net proceeds of $131,523,622, after deducting investment banking discount, placement fees and offering expenses.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 1 - ORGANIZATION (continued)

On December 20, 2019, the Company issued 125 shares of 12.5% Series A Redeemable Cumulative Preferred Stock for $1,000 per share (the “Series A Preferred Stock”) resulting in net proceeds of $60,600, after deducting legal fees and offering expenses. On April 4, 2021, the Company redeemed the 125 shares of Series A Preferred Stock for $1,000 per share. See Note 8.

In December 2020, the Company issued 745,241 shares of common stock for $21.15 per share, resulting in net proceeds of $15,704,625, after deducting offering expenses.

During the six months ended June 30, 2021, the Company issued 1,871,932 shares of common stock for $21.15 per share, resulting in net proceeds of $39,579,050.

On August 13, 2021, the Company closed on its initial public offering (“IPO”) of 3,905,950 shares of common stock at a public offering price of $26.00 per share for gross proceeds of approximately $102 million before deducting placement agent fees and offering expenses.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership, as well as the Operating Partnership’s wholly owned properties, each of which is held in a single member LLC, presented in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2021 and December 31, 2020, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

The accompanying consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the final prospectus for our IPO dated as of August 12, 2021 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) on August 13, 2021. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management will adjust such estimates when facts and circumstances dictate. Such estimates include, but are not limited to, useful lives for depreciation of property, the fair value of property and lease intangibles, and the fair value of stock-based compensation. Actual results could differ from those estimates.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization, Offering and Transaction Costs

Offering costs incurred prior to receipt of any offering proceeds are deferred as an asset. Offering costs are recorded as an offset to additional paid-in capital when proceeds from the offering are received. Organization costs are recorded as an expense. Transaction costs related to portfolio investments not ultimately made are expensed as incurred. All costs related to executed asset acquisitions are capitalized in the initial cost of the investment.

Income Taxes

We have made an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with 2019, our initial taxable year. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Acquisition of Real Estate Properties

Our investment in real estate is recorded at cost, less accumulated depreciation. Upon acquisition of a property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs for asset acquisitions are capitalized as incurred. All of our real estate investments, including the Merger, to date were recorded as asset acquisitions.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation

We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets is charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 35 years. We depreciate tenant improvements at our buildings, if any, over the shorter of the estimated useful lives or terms of related leases.

Intangible Assets and Related Amortization

Intangibles related to the Company’s investments in real estate consist of the value of in- place leases. In-place leases are amortized over the remaining term of the in-place lease.

Construction in Progress

Reimbursements paid or incurred for tenant improvements are considered construction in progress until placed in service. Such tenant improvements are considered placed in service when ready and available for its intended use. Construction in progress was $5.4 million on June 30, 2021 and is included in Buildings and Improvements on the accompanying Consolidated Balance Sheet. There was no construction in progress on December 31, 2020.

Provision for Impairment

We review current activities and changes in the business condition of all of our properties to determine the existence of any triggering events or impairment indicators. If triggering events or impairment indicators are identified, we analyze the carrying value of our real estate for any impairment. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. As of June 30, 2021, no impairment losses were recognized and no properties were deemed held for sale.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition and Leases

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we recorded such transactions as sale and leaseback transactions. Our leases and future tenant leases are expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We account for our current leases as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements. We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history and the uncertain regulatory environment in the United States relating to the cannabis industry. Any rental payments received in advance of contractual due dates are recorded as rent received in advance on the accompanying consolidated balance sheets.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Stock-Based Compensation

Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized over the requisite service or performance period. If awards are forfeited prior to vesting, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any non-forfeitable dividends and dividend equivalents previously paid on these awards from retained earnings to compensation expense. Forfeitures are recognized as incurred.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with ASC 260 – Earnings Per Share (“ASC 260”). Under ASC 260, non-vested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.

Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and is expected to be effective for the Company beginning January 1, 2022. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Topic 842 requires lessees to record most leases on their balance sheet through a right-of- use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of June 30, 2021, the Company is the lessee under two month-to-month office leases. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating lease. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct financing lease if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing lease in a sale leaseback in certain circumstances, including when the seller- lessee is provided an option to purchase the property from the landlord at the tenant's option. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. Upon adoption of Topic 842, the Company expects to continue to combine tenant reimbursements with rental revenues on the Company’s consolidated statement of operations. The Company has historically not capitalized allocated payroll cost incurred as part of the leasing process, which was allowable under ASC 840 but, will no longer qualify for classification as initial direct costs under Topic 842. Also, the Narrow- Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

Topic 842 provides two transition alternatives. The Company expects to apply this standard based on the prospective optional transition method, in which comparative periods will continue to be reported in accordance with Topic 840. The Company also anticipates expanded disclosures upon adoption, as the new standard requires more extensive quantitative and qualitative disclosures as compared to Topic 840 for both lessees and lessors. The Company is still evaluating the effect to the Company’s consolidated financial statements as a Lessor of the adoption of Topic 842 on January 1, 2022.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. We do not expect these standards to be effective for the Company until January 1, 2023. Since we expect our leases to be operating leases, we do not anticipate these standards will have a material impact on our consolidated financial statements.

Concentration of Credit Risk

As of June 30, 2021, we owned 27 properties located in Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, North Dakota, Ohio, and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the tenants in our portfolio that represented the largest percentage of our total revenue for each of the periods presented, including tenant reimbursements:

	For the Six Months Ended June 30,
	2021		2020
	Number of	Percentage of	Number of	Percentage of
	Leases	Rental Revenue	Leases	Rental Revenue
Curaleaf	11	38%	0	-%
Cresco Labs	1	28%	1	61%
Acreage	3	13%	4	39%
Columbia Care	5	10%	0	-%

We do not expect that these percentages will be indicative of our revenue for the remainder of the year, as we acquired 19 properties from Target on March 17, 2021, and three additional properties during the three month period ended June 30, 2021.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk (continued)

We have deposited cash with four financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. As of June 30, 2021 we had cash accounts in excess of FDIC insured limits.

Noncontrolling Interests

Noncontrolling interests include interests issued by the Operating Partnership in accordance with the terms of the Amended and Restated Operating Partnership Agreement representing a 2.5% ownership interest in the Company, at June 30, 2021, by GreenAcreage Management Owner LLC (“GAMO”), the parent of our former Manager, and are accounted for as a separate component of equity.

Reclassification

Certain reclassifications of the prior period financial statements have been made to conform to the current year presentation.

Note 3 - INVESTMENTS IN REAL ESTATE

On March 17, 2021, the Company completed the Merger with Target. The Merger was completed through the issuance of 7,699,887 shares of common stock valued at $21.15 per share and warrants to purchase up to 602,392 shares of the Company’s common stock valued at approximately $4.8 million. The Company also incurred approximately $2.1 million in merger-related transaction costs. The consideration issued was based upon the relative value of the two entities, such that the shareholders of the Company and the Target, immediately prior to the Merger, owned 56.79% and 43.21%, respectively, of the outstanding post-merger common stock of the Company. The Company issued warrants to Target shareholders based on the pre-merger options outstanding, using the equivalent proportion described in the previous sentence.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

The Target company owned a portfolio of 19 properties subject to long-term, single-tenant, triple-net sale leaseback and build-to-suit properties for the cannabis industry. The Merger was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. Upon acquisition, the purchase price was allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed from the Target at their relative fair values at the date of the completion of the Merger and the Merger related transaction costs were capitalized to the basis of the assets acquired. The purchase price allocation is summarized as follows (in thousands):

Land	$9,248
Building and Improvements	78,523
In-Place Leases	25,595
Cash	64,355
Other Assets	154
Security Deposits Payable	(1,658)
Tenant Improvements Payable	(4,384)
Accounts Payable, Accrued Expenses and Other Liabilities	(2,015)
Total purchase price, including transaction costs	$169,818

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

The Company acquired the following properties during the six months ended June 30, 2021 (dollars in thousands):

Tenant	Market	Closing Date	Real Estate	In-Place Lease Costs	Allocated Transaction Costs	Total
Trulieve	Pennsylvania	March 17, 2021	$28,225	$12,098	$777	$41,100
Columbia Care	Massachusetts	March 17, 2021	13,565	4,042	339	17,946
Columbia Care	Illinois	March 17, 2021	11,146	3,047	274	14,467
Curaleaf	Connecticut	March 17, 2021	2,877	433	64	3,374
PharmaCann	Massachusetts	March 17, 2021	2,048	356	46	2,450
Curaleaf	Arkansas	March 17, 2021	2,117	314	47	2,478
Curaleaf	Ohio	March 17, 2021	3,290	571	74	3,935
Curaleaf	Illinois	March 17, 2021	1,701	252	38	1,991
Curaleaf	Illinois	March 17, 2021	3,298	564	74	3,936
Columbia Care	Illinois	March 17, 2021	1,192	202	27	1,421
Curaleaf	North Dakota	March 17, 2021	2,133	348	48	2,529
Columbia Care	Massachusetts	March 17, 2021	2,276	366	51	2,693
Curaleaf	Illinois	March 17, 2021	1,005	174	23	1,202
PharmaCann	Massachusetts	March 17, 2021	1,597	268	36	1,901	(1)
Curaleaf	Pennsylvania	March 17, 2021	2,185	362	49	2,596
PharmaCann	Pennsylvania	March 17, 2021	1,289	251	30	1,570
Columbia Care	California	March 17, 2021	3,703	1,051	92	4,846
Curaleaf	Pennsylvania	March 17, 2021	1,881	314	42	2,237
Curaleaf	Illinois	March 17, 2021	583	97	13	693
Subtotal of Merger properties			86,111	25,110	2,144	113,365

Mint	Massachusetts	April 1, 2021	1,600	-	-	1,600
Mint	Arizona	June 24, 2021	2,715	-	-	2,715	(2)
Revolutionary	Massachusetts	June 30, 2021	42,275	-	577	42,852	(3)
Total			$132,701	$25,110	$2,721	$160,532

(1) Includes $806,540 of tenant improvement reimbursement commitments which have not been funded as of June 30, 2021.
(2) Includes $315,035 of tenant improvement reimbursement commitments which have been fully funded.
(3) Includes $40.1 million in cash and 88,200 OP units issued in connection with the purchase of the property. The transaction costs were not allocated. The Company is required to issue 132,727 OP Units pursuant to a contribution agreement if certain conditions are met.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

The Company’s current properties also include:

Tenant	Market	Closing Date	Real Estate	Costs	Total
Acreage	Pennsylvania	October 24, 2019	$9,823	$336	$10,159
Acreage	Massachusetts	October 24, 2019	9,682	106	9,788
Acreage	Connecticut	October 30, 2019	800	126	926
Cresco Labs	Illinois	December 11, 2019	50,000	678	50,678	(1)
Curaleaf	Florida	August 4, 2020	53,763	1,237	55,000
			$124,068	$2,483	$126,551

(1) Includes $10 million of tenant improvements which have been fully funded as of June 30, 2021.

Depreciation expense was approximately $2.6 million and $960,000 for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense was approximately $1.5 million and $498,000 for the three months ended June 30, 2021 and 2020, respectively.

Amortization of the Company’s acquired in- place leases was $587,000 and $0 for the six months ended June 30, 2021 and 2020. Amortization expense was approximately $503,000 and $0 for the three months ended June 30, 2021 and 2020, respectively.

Future amortization of the Company’s acquired in-place leases as of June 30, 2021, is as follows (in thousands):

Year	Amortization Expenses
2021 (six months ending December 31)	$1,006
2022	2,013
2023	2,013
2024	2,013
2025	2,013
Thereafter	15,950
Total	$25,008

Future contractual minimum rent under the Company’s operating leases as of June 30, 2021 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2021 (six months ending December 31)	$16,202
2022	34,966
2023	36,793
2024	37,746
2025	38,725
Thereafter	442,813
Total	$607,245

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

In connection with the Merger, the Company issued warrants to purchase up to 602,392 shares of the Company’s common stock at an exercise price of $24.00 per share. All or any portion of the warrants may be exercised in whole or in part at any time and from time to time on or before July 15, 2027. The Company calculated the fair value of the warrants using the Black-Scholes model, and the fair value of the warrants was determined to be approximately $4.8 million. Expected volatilities are based on historical daily volatilities of publicly traded guideline companies. The risk-free interest rate for the expected term of the warrants is based on the U.S. Treasury yield. The expected volatility is 59.4% and the expected life is 6.33 years. The dividend yield on common stock and risk-free interest rate is 3.7% and 1.1%, respectively.

Note 4 - RELATED PARTY TRANSACTIONS

Management Agreement and Internalization Transaction

On July 15, 2020, the Company, the Manager and certain other parties entered into a Contribution Agreement (the “Contribution Agreement”) whereby the Manager contributed the assets comprising its business and function, including the Management Agreement, to the Operating Partnership in consideration for partnership common units of the Operating Partnership representing a 5.5% ownership interest in the Operating Partnership at the time of the Internalization. As a result of the transactions under such Contribution Agreement, the investment management functions and business of the Manager have been internalized into the Operating Partnership, employees are compensated directly by the Company and no further fees will be paid to the Manager under the Management Agreement as the Operating Partnership assumed the Management Agreement in connection with such transactions. To effectuate the Internalization, the Operating Partnership issued an aggregate of 419,798 OP Units valued at $8,395,960 to GAMO and incurred $911,289 in legal, severance and professional costs.

In connection with the closing of the Internalization, HG Vora Capital Management, LLC (“HG Vora”) exercised its right to contribute to the Company its option to purchase a 26.7% interest in GAMO (the sole owner of the Manager’s equity) in exchange for 152,654 shares of the Company’s common stock, valued at $3,053,080 and representing a 2% fully diluted ownership interest in our common stock (immediately following the exchange).

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 4 - RELATED PARTY TRANSACTIONS (continued)

Management Agreement and Internalization Transaction (continued)

Prior to the Internalization, we had entered into a management agreement (the “Management Agreement”) on July 19, 2019, pursuant to which our Manager managed, among other things, our day-to-day activities and business affairs in conformity with the investment guidelines and policies that were approved and monitored by our board of directors. These responsibilities included, but were not limited to, (i) the location, acquisition, financing, development and disposition of retail, industrial, and other properties in both the medical- use and adult-use cannabis markets on behalf of us and our Operating Partnership, (ii) providing market research and analysis about our activities, (iii) evaluating prospective real estate investment opportunities, and (iv) recommending real estate investments for purchase by us and our Operating Partnership and any of its subsidiaries. Our Manager also made available to us and our Operating Partnership appropriate personnel reasonably required to enable our Manager to perform its services under the Management Agreement. The Manager assigned the Management Agreement to the Operating Partnership and the Operating Partnership assumed the Management Agreement and all management functions in connection with the Internalization.

We paid our Manager an annual management fee, payable in monthly cash installments, in arrears, in an amount generally equal to the lesser of (i) the costs and expenses incurred by the Manager with respect to our business or (ii) 1.0% per annum of the Stockholders’ Equity, provided that to the extent the amount in (ii) did not cover the costs and expenses incurred by the Manager with respect to our business, we reimbursed the Manager to the extent of such difference. Stockholders’ Equity was generally defined in the Management Agreement to mean the sum of the net proceeds from any issuances of our equity securities since inception. Our Manager ceased collecting any management fees with respect to subsequent periods following the Internalization.

Our former Manager is wholly owned by GAMO, a Delaware limited liability company, which is an affiliate of Acreage. Acreage previously owned 200,000 shares of our common stock and 54,695 OP Units. As of June 30, 2021, Kevin Murphy, the Chairman of Acreage, owned 250,000 shares. As of June 30, 2021 and December 31, 2020, the Company has assets with an original cost basis of $20.9 million and a net book value of $19.9 million and $20.2 million, respectively, that are leased to Acreage.

Management fees to GAMO of $0 and $657,089 were incurred for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in general and administrative expense on the accompanying consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there are no management fees payable.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 4 - RELATED PARTY TRANSACTIONS (continued)

Management Agreement and Internalization Transaction (continued)

For the six months ended June 30, 2021 and 2020, the Company has reimbursed $0 and $310,971, respectively, to the Manager for expenses in accordance with the Management Agreement. These amounts are presented with general and administrative expense on the accompanying consolidated statements of operations.

HG Vora, on behalf of a fund managed by it, owns 3.5 million shares of our common stock and formerly had an option to acquire a 26.7% interest in GAMO for which they paid $1.05 million on August 13, 2019. Upon the commencement of the trading of our common stock on a Securities Exchange, HG Vora had the right to contribute its option to purchase the 26.7% interest in exchange for the number of shares of common stock representing a 2% fully diluted ownership in our common stock (immediately following such exchange). This option was exercised by HG Vora, upon the payment of $50,000, in connection with the Internalization and is no longer outstanding. In addition, we paid a $2.55 million structuring fee to HG Vora in conjunction to our initial offering. We have also entered into an Investor Rights Agreement, Excepted Holder Agreement and Side Letter with HG Vora. In accordance with the Investor Rights Agreement, HG Vora had the right to designate three directors, representing a majority, to our Board of Directors. In connection with the Merger, HG Vora has the right to nominate a majority of our Board of Directors.

In accordance with the Investor Rights Agreement, the Company will maintain market-based compensation for the non-executive members of the Board and its Committees.

Merger Agreement

In connection with the Merger, we entered into an Investor Rights Agreement. The Investor Rights Agreement had provided the stockholders party thereto with certain rights with respect to the nomination of members to our Board of Directors. Prior to the completion of our IPO, pursuant to the Investor Rights Agreement, HG Vora had the right to nominate four directors to our Board of Directors. Following the completion of an IPO, for so long as HG Vora owns (i) at least 9% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate two of the members of our Board of Directors, and (ii) at least 5% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate one member of our Board of Directors. If HG Vora owns less than 5% of our issued and outstanding common stock for 60 consecutive days, then HG Vora may not nominate any members of our Board of Directors pursuant to the Investor Rights Agreement.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 4 - RELATED PARTY TRANSACTIONS (continued)

Merger Agreement (continued)

Prior to the completion of our IPO, West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Foundation, Gary and Mary West Health Endowment, Inc., Gary and Mary West 2012 Gift Trust and WFI Co-Investments acting unanimously, collectively referred to as the “West Stockholders,” did not have a director nomination right. Following the completion of an IPO, the West Stockholders may nominate one member of our Board of Directors for so long as the West Stockholders own in the aggregate at least 5% of the issued and outstanding shares of our common stock. If the West Stockholders own in the aggregate less than 5% of our issued and outstanding common stock for 60 consecutive days, then the West Stockholders may not nominate any members of the combined company’s Board of Directors pursuant to the Investor Rights Agreement.

Prior to the completion of our IPO, NLCP Holdings, LLC had the right to designate three directors to our Board of Directors.

Prior to the completion of our IPO, NL Ventures, LLC (“Pangea”) did not have a director nomination right. Following the completion of our IPO, Pangea may nominate one member of our Board of Directors for so long as Pangea owns at least 4% of our issued and outstanding common stock for 60 consecutive days. If Pangea owns less than 4% of our issued and outstanding common stock for 60 consecutive days, then Pangea may not nominate any members of our Board of Directors pursuant to the Investor Rights Agreement.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 4 - RELATED PARTY TRANSACTIONS (continued)

Option Grants

In connection with the closing of the Internalization, the Company and the other parties thereto terminated the Incentive Agreement (described below). In connection therewith the Company issued 791,790 nonqualified stock options (the “Options”), valued at $3,863,935, to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options issued represented 3% of the value of the Company at issuance. The shares of common stock issued by the Company upon exercise of such options, shall be duly authorized, validly issued, fully paid and non-assessable upon such issuance. The Options vested on August 31, 2020. The Options are exercisable upon the earliest of (i) the second anniversary of the Grant Date; (ii) termination of the grantee’s employment or service by the Company other than for cause, or by the grantee for “good reason”, the grantee’s death or disability or (iii) a change in control, as defined. As of June 30, 2021, 615,838 of the 791,790 Option Grants issued to the Company’s four employees and a director are exercisable.

We had entered into an Incentive Agreement with two former executive officers of the Company, who also have an ownership interest in our Manager. Pursuant to the Incentive Agreement, the Company had agreed to issue options or provide other performance awards, equal to 5% of the value of the Company after each private placement, merger or public offering, to the management team with each of the two executive officers of the Company party thereto receiving at least 1% of the value of the Company. The Company had also agreed in the Incentive Agreement to enter into an Employment Agreement with such executive officers, upon the internalization of the management, subject to a term of three years at market rate compensation. The Incentive Agreements and all obligations of the Company thereunder were terminated in connection with the Internalization.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 5 - NONCONTROLLING INTERESTS

Operating Partnership Units

The Company’s noncontrolling interests include interests issued by the Operating Partnership. See Note 6 for a description of our restricted stock units (“RSUs”).

The activity for the Company’s noncontrolling interest issued by the Operating partnership is set forth in the following table:

	Common Shares/RSUs	OP Units	Noncontrolling Interests %
Balance as of January 1, 2021	7,845,472	365,103	4.4%
Restricted Stock Units Issued	38,308	-	4.4%
Common Stock Issued	9,571,819	-	2.0%
OP Units Issued	-	88,200	2.5%
Balance as of June 30, 2021	17,455,599	453,303	2.5%

Note 6 - STOCK BASED COMPENSATION

Restricted Stock Units

During the six months ended June 30, 2021, the Company granted 38,308 RSUs to an officer of the Company. Total outstanding RSUs as of June 30, 2021 are 125,635. The granting of restricted stock units is not pursuant to a formal plan. Restricted stock units are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each restricted stock unit represents the right to receive one share of common stock. Each restricted stock unit is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock. The amortization of compensation costs for the awards of restricted stock units are included in stock-based compensation in the accompanying consolidated statements of operations and amount to $1,003,578 and $12,772 for the six months ended June 30, 2021 and 2020, respectively.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 6 - STOCK BASED COMPENSATION (continued)

Restricted Stock Units (continued)

The following table sets forth our unvested restricted stock activity from April 9, 2019 (Inception) through June 30, 2021:

	Number of Unvested	Weighted-Average Grant
	Shares of RSUs	Date Fair Value Per
		Share

Granted	3,000	$20.00
Vested	-	$20.00
Balance at December 31, 2019	3,000	$20.00
Granted	84,327	$21.09
Vested	(39,924)	$21.12
Balance at December 31, 2020	47,403	$20.99
Granted	38,308	$21.15
Vested	(46,225)	$21.15
Balance at June 30, 2021	39,486	$20.96

Stock Options

The fair value of each option award was estimated on the date of grant using the Black- Scholes model. Expected volatilities are based on historical daily volatilities of publicly traded guideline companies. The expected term of options granted is based on the “simplified” method for options and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield. The stock price at date of issuance and exercise price are $20.00 and $24.00, respectively. The expected volatility is 52.5% and the expected life is 4.5 years. The risk- free interest rate is 1.56% and the expected dividend yield is 6.0%. The options were fully vested at December 31, 2020. No options have been granted, became exercisable, or been exercised during the period ended June 30, 2021. See Note 4.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 6 - STOCK BASED COMPENSATION (continued)

Stock Options (continued)

The following table summarizes stock option activity during the six months ended June 30, 2021 and the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	-	$-
Granted	791,790	$24.00
Exercisable	(527,862)	$24.00
Non Exercisable at December 31, 2020	263,928	$24.00
Granted	-	-
Exercisable	(87,976)	$24.00
Non Exercisable at June 30, 2021	175,952	$24.00

Note 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) :

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Income	$4,354	$1,002	$2,816	$318
Less: Preferred Stock Dividends	(4)	(8)	-	(4)
Less: Net Income Attributable to Noncontrolling OP Interests	(114)	-	(58)	-
Less: Net Income Attributable to Noncontrolling RSUs	(41)	-	(20)	-
Net Income Attributable to Common Stockholders	$4,195	$994	$2,738	$314
Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	13,645,990	7,060,250	17,329,964	7,060,250
Dilutive Effect of Restricted Stock Units	113,494	3,000	125,635	3,000
Weighted Average Shares of Common Stock Outstanding - Diluted	13,759,484	7,063,250	17,455,599	7,063,250
Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.31	$0.14	$0.16	$0.04
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.30	$0.14	$0.16	$0.04

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 7 - EARNINGS PER SHARE (continued)

The effect of including 791,790 outstanding stock options and 602,392 warrants was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive.

Note 8 - PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.01 per share. On December 20, 2019, the Company issued 125 shares of 12.5% Series A Preferred Stock resulting in net proceeds of $60,600, after deducting legal fees and offering expenses. The Company at its option, may redeem shares of the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends thereon to and including the date fixed for redemption. The shares of Series A Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company. The shares of Series A Preferred Stock are subject to restrictions on ownership and transfer. The holders of the Series A Preferred Stock shall not be entitled to vote on any matter submitted to the stockholders of the Company for a vote.

On April 4, 2021, the Company redeemed the 125 shares of Series A Preferred Stock outstanding. The shares were redeemed at a redemption price of $1,000 per share, plus accrued and unpaid dividends and an early redemption fee for a total payment of $137,416, in cash. As of June 30, 2021, there was no preferred stock outstanding.

Note 9 - COMMON DIVIDENDS, DIVIDEND EQUIVALENTS AND DISTRIBUTIONS

The following table describes the dividends, dividend equivalents and distributions declared by the Company during the six months ended June 30, 2021:

	Amount		Dividends, Dividend Equivalents and Distributions	Dividends, Dividend Equivalents and Distributions
Declaration Date	per Share	Period Covered	Paid Date	Amount
February 27, 2021	$0.15	January 1, 2021 to March 16, 2021	March 22, 2021	$1,518,070
March 15, 2021	$0.08	January 1, 2021 to March 16, 2021	March 29, 2021	809,665
June 16, 2021	$0.24	March 17, 2021 to June 30, 2021	July 15, 2021	4,276,968
Total				$6,604,703

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 10 - FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair value:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial instruments such as cash and cash equivalents, short-term obligations of the US government and other liabilities and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Note 11 - COMMITMENTS AND CONTINGENCIES

The Company has aggregate unfunded commitments to invest $34.3 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts and Pennsylvania, as well as the development of one dispensary in Massachusetts.

The Company has the right to purchase a parcel of land in Arizona for $2.1 million and provide up to $16 million for construction of a cultivation facility. If the purchase is completed, the Company will concurrently enter into a long-term triple net lease with a subsidiary of a publicly-traded multi-state operator that is not currently a tenant. This transaction is subject to customary closing conditions. There is no assurance that the transaction will close on its expected terms, conditions or timeline, or at all.

The Company owns a portfolio of properties that it leases to entities which cultivate, harvest, process and distribute cannabis. Cannabis is an illegal substance under the Controlled Substances Act. Although the operations of the Company’s tenants are legalized in the states and local jurisdictions in which they operate, the Company and its tenants are subject to certain risks and uncertainties associated with conducting operations subject to conflicting federal, state and local laws in an industry with a complex regulatory environment which is continuously evolving. These risks and uncertainties include the risk that the strict enforcement of federal laws regarding cannabis would likely result in the Company’s inability, and the inability of its tenants, to execute their respective business plans.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 11 - COMMITMENTS AND CONTINGENCIES (continued)

In connection with the purchase and leaseback of the Revolutionary Clinics property, the Company is required to issue 132,727 OP Units pursuant to a contribution agreement if certain conditions are met.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the operational and financial performance of the Company's real estate will depend on future developments, including the duration and spread of the outbreak and related travel advisories and restrictions and the impact of COVID-19 on overall demand for leased space, including retail establishments, all of which are highly uncertain and cannot be predicted. If demand for the Company's real estate are impacted for an extended period, results of operations may be materially adversely affected. As of June 30, 2021, COVID-19 had not had a material impact to the Company's operations or financial condition, however, any future impacts of COVID- 19 are highly uncertain and cannot be predicted.

Note 12 - SUBSEQUENT EVENTS

On August 11, 2021, the Company declared a special cash dividend on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP units totaling approximately $2.1 million ($0.12 per share) to shareholders of record on August 11, 2021.

On August 13, 2021, the Company closed on its IPO of 3,905,950 shares of common stock at a public offering price of $26.00 per share for gross proceeds of approximately $102 million before deducting placement agent fees and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2020 included in the final prospectus for our initial public offering ("IPO") dated as of August 12, 2021 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) on August 13, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are an internally managed REIT and a leading provider of real estate capital to state-licensed cannabis operators through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations.

NewLake Capital Partners, Inc., ("the “Company”, "we," "our," "us,") was incorporated in Maryland on April 9, 2019. We conduct our business through a traditional umbrella partnership REIT structure, in which properties are owned by an operating partnership, directly or through subsidiaries. We are the sole general partner of our operating partnership and currently own approximately 98% of the OP units. We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019 and intend to operate our business so as to continue to qualify as a REIT.

On March 17, 2021, we completed the acquisition of a separate company that owned a portfolio of industrial properties and dispensaries utilized in the cannabis industry (see “The Merger” below). As of June 30, 2021, we owned a geographically diversified portfolio consisting of 27 properties across ten states with eight tenants, comprised of 17 dispensaries and ten cultivation facilities (including one property currently in development, which we expect will receive final licensing upon occupancy).

We derive substantially all our revenue from rents received from single tenants of each of our properties under triple-net leases. Our triple-net leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations. Our leases also typically include annual rent escalations (typically within the range of 2-3%) as a set percentage or based on an inflation index, which provides us with contractual revenue growth and inflation-protected returns. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor.

Our business strategy includes the acquisition of additional properties utilized in the cannabis industry as well as the provision of capital to our tenants for the development and expansion of our properties. As of June 30, 2021, we have aggregate unfunded commitments to invest $34.3 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts and Pennsylvania, as well as the development of one dispensary in Massachusetts.

As of June 30, 2021, our properties had a weighted average remaining lease term of 14.8 years. Our tenants include affiliates of what we believe to be some of the leading and most well-capitalized companies in the industry, such as Curaleaf, Cresco Labs, Trulieve and Columbia Care. All our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor.

The Company has the right to purchase a parcel of land in Arizona for $2.1 million and provide up to $16 million for construction of a cultivation facility. If the purchase is completed, the Company expects to concurrently enter into a long-term triple net lease with a subsidiary of a publicly-traded multi-state operator that is not currently a tenant. This transaction is subject to customary closing conditions. There is no assurance that the transaction will close on its expected terms, conditions or timeline, or at all. While we expect to initially utilize uncommitted cash to fund acquisitions, we expect in the future to seek additional equity capital and various forms of debt financing to allow us to continue our growth strategy.

As of June 30, 2021, the Company has no debt.

Recent Developments

Initial Public Offering

On August 13, 2021, we completed our IPO of 3,905,950 shares of our common stock, par value $0.01 per share at a public offering price of $26.00 per share for gross proceeds of approximately $102 million, before deducting placement agent fees and offering expenses. The Company’s shares trade on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.

Acquisitions

We acquired three properties during the three months ended June 30, 2021, as discussed below.

On April 1, 2021, the Company acquired an approximately 40,000-square-foot cultivation property in Palmer, Massachusetts for $1.6 million. The acquisition also included a commitment to fund tenant improvements of $3.0 million. Concurrent with the closing of the acquisition, NewLake entered into a long-term, triple-net lease agreement with The Mint Dispensary LLC ("The Mint").

On June 24, 2021, the Company acquired a parcel of land in Phoenix, Arizona for the construction of a 130,757-square-foot cultivation and processing facility for approximately $2.4 million. The acquisition included tenant improvements payable of approximately $0.3 million and an allowance for construction of approximately $17.8 million. Concurrent with the closing of the acquisition, NewLake entered into a long-term, triple-net lease agreement with The Mint, which intends to operate the property as a licensed cannabis cultivation and processing facility.

On June 30, 2021, we acquired a 145,852-square-foot cultivation facility in Fitchburg, Massachusetts for approximately $42.3 million. Concurrent with the closing of the acquisition, NewLake entered into a long-term, triple-net lease agreement with Revolutionary Clinics.

The Merger

On March 17, 2021, we consummated a merger pursuant to which we combined our company with a separate company, or the Target, that owned a portfolio of industrial and retail properties utilized in the cannabis industry, and renamed ourselves “NewLake Capital Partners, Inc.” Upon completion of the Merger, we owned 24 properties across nine states, and became one of the largest REITs in the cannabis industry. We consummated the Merger and combined businesses with the Target to, among other things, benefit from increasing economies of scale as we continue to grow, and as part of our evolution toward entering the public markets. The Merger has been treated as an asset acquisition, and we are treated as the accounting acquirer. In connection with the Merger, we also entered into various arrangements and agreements with certain of our significant stockholders, including director nomination rights.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we own, the timing of lease expirations, general market conditions, the regulatory environment in the cannabis industry, and the competitive environment for real estate assets that support the cannabis industry.

COVID-19

Throughout most of 2020 and to date, the ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many countries, including the U.S., have instituted quarantines, mandated business and school closures and restricted travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants and their operations, and in turn on our business.

Rental Revenues

We receive income from rental revenue generated by the properties that we own and expect to receive income from rental revenue generated by properties we expect to acquire in the future. The amount of rental revenue depends upon a number of factors, including:

•	Our ability to enter into new leases at market value rents inclusive of annual rent increases; and

•	Rent collection, which primarily relates to each of our current and future tenant’s or guarantor’s financial condition and ability to make rent payments to us on time.

The properties that we own consist of real estate assets that support the cannabis industry. Changes in current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties.

Conditions in Our Markets

Positive or negative changes in regulatory, economic or other conditions and natural disasters in the markets where we acquire properties may affect our overall financial performance.

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would-be tenants, cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for cannabis cultivation, production or dispensary operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we own and expect to acquire, which would adversely affect our financial results.

Financial Performance and Condition of Our Tenants

As of June 30, 2021, all of our rental revenues were derived from eight tenants. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor. Our revenues are, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.

Triple-net Leases; Operating Expenses

Our triple-net leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations. Our leases also typically include annual rent escalations (typically within the range of 2-3%) as a set percentage or based on an inflation index, which provides us with contractual revenue growth and inflation-protected returns. Our operating expenses include general and administrative expenses, including personnel costs, legal, accounting, and other expenses related to corporate governance. In connection with becoming publicly traded, we have experienced an increase in expenses, including those related to insurance and compliance with the various provisions of U.S. securities laws. We expect such increases to continue, as compared to such expenses of a private company.

Results of Operations

We were formed in April 2019 and acquired four properties in October 2019. We acquired one additional property in each of December 2019 and August 2020. In November 2020, we sold one property that we acquired in October 2019. As a result of the Merger on March 17, 2021, we acquired 19 properties. During the quarter ended June 30, 2021, we acquired three additional properties.

Comparison of the Six and Three Months Ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Rental income	$11,068	$4,151	$6,650	$2,141
Total Revenue	11,068	4,151	6,650	2,141

Expenses:
Depreciation and Amortization Expense	3,137	960	2,051	498
General and Administrative Expense	2,591	2,328	1,702	1,321
Stock Based Compensation	1,004	13	97	6
Total Expenses	6,732	3,301	3,850	1,825

Income from Operations	4,336	850	2,800	316
Other income:
Interest income	18	152	16	2
Total other income	18	152	16	2
Net income	4,354	1,002	2,816	318
Preferred stock dividends	(4)	(8)	-	(4)
Net income attributable to non-controlling interests	(155)	-	(78)	-
Net income attributable to common stockholders	$4,195	$994	$2,738	$314

Revenues

Rental income for the six months ended June 30, 2021 increased by approximately $6.9 million, to approximately $11.1 million, compared to approximately $4.2 million for the six months ended June 30, 2020. The increase in rental revenue was primarily attributable to:

•	Our Mount Dora, Florida property, which we acquired in August 2020, generated approximately $3.5 million of rental income in 2021 and no revenue during the six months ended June 30, 2020.

•

The nineteen properties we acquired in March 2021 in connection with the Merger generated approximately $2.9 million of rental revenue in 2021, representing the period from Merger closing on March 17, 2021 to June 30, 2021.

•	The expansion of a property that was funded during the second quarter of 2020 generated an additional $0.5 million of rental income during the six months ended June 30, 2021.

•	The three properties we acquired in April 2021 and June 2021 generated approximately $73,000 of rental income in 2021.

•

The property we sold in November 2020 generated approximately $0.3 million of rental income for the six months ended June 30, 2020. Approximately $40,000 of the increase in rental revenue is attributable to annual rent escalations from properties we acquired in prior periods.

Rental income for the three months ended June 30, 2021, increased by approximately $4.5 million, to approximately $6.7 million, compared to approximately $2.1 million for the three months ended June 30, 2020. The increase in rental revenue was primarily attributable to:

•

Our Mount Dora, Florida property, which we acquired in August 2020, generated approximately $1.8 million of rental income for the three months ended June 30, 2021 and no revenue during the three months ended June 30, 2020.

•	The nineteen properties we acquired in March 2021 in connection with the Merger generated approximately $2.5 million of rental revenue for the three months ended June 30, 2021.

•	The expansion of a property that was funded during the second quarter of 2020 generated an additional $0.2 million of rental income for the three months ended June 30, 2021.

•

The three properties we acquired during the three months ended June 2021 generated approximately $73,000 of rental income in 2021.The property we sold in November 2020 generated approximately $0.1 million of rental income for the three months ended June 30, 2020. Approximately $20,000 of the increase in rental revenue is attributable to annual rent escalations from properties we acquired in prior periods.

Expenses

Stock Based Compensation

Stock-based compensation expense for the six months ended June 30, 2021 and 2020 included approximately $1 million and $13,000, respectively, of non-cash stock-based compensation. Through June 30, 2021, we granted 125,635 restricted stock units to an officer and certain of our directors.

Stock-based compensation expense for the three months ended June 30, 2021 and 2020 included approximately $0.1 million and $6,000, respectively, of non-cash stock-based compensation.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2021 increased by approximately $0.3 million, to approximately $2.6 million, compared to $2.3 million for the six months ended June 30, 2020. The increase in general and administrative expense was primarily due to increased payroll and legal fees related to the merged company, partially offset by the elimination of management fees and reimbursements to our former manager.

General and administrative expense for the three months ended June 30, 2021 increased by approximately $0.4 million, to approximately $1.7 million, compared to $1.3 million for the three months ended June 30, 2020. The increase in general and administrative expense was primarily due to increased payroll and legal fees related to the merged company, partially offset by the elimination of management fees and reimbursements to our manager.

The following table summarizes general and administrative costs for the six and three months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Payroll	$1,325	$-	$995	$-
Legal and professional	777	505	391	214
Management fees	-	657	-	329
Reimbursements to our manager	-	311	-	77
Other	489	855	316	701
Total	$2,591	$2,328	$1,702	$1,321

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2021, increased by approximately $2.1 million to approximately $3.1 million, compared to $1 million for the six months ended June 30, 2020, due to the acquisition of one property in August 2020, and the impact of the 19 properties acquired in March 2021 in connection with the Merger.

Depreciation expense for the three months ended June 30, 2021, increased by approximately $1.6 million to approximately $2.1 million, compared to $0.5 million for the three months ended June 30, 2020, due to the acquisition of one property in August 2020, and the impact of the 19 properties acquired in March 2021 in connection with the Merger.

Other Income

Interest income declined during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to lower interest rates.

Interest income remained relatively constant during the three months ended June 30, 2021 and June 30, 2020.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Net cash provided by operating activities	$9,841	$2,212
Net cash provided by (used in) investing activities	$10,844	$(10,054)
Net cash provided by (used in) financing activities	$36,228	$(502)
Ending cash and cash equivalents	$76,530	$58,557

Cash flows provided by operating activities for the six months ended June 30, 2021 and 2020 were approximately $9.8 million and $2.2 million, respectively. Cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses.

Cash flows provided by investing activities for the six months ended June 30, 2021 were approximately $10.8 million. In connection with the Merger, we acquired $64.4 million of cash, partially offset by $2.1 million of Merger transaction related costs, $6.7 million advanced for tenant improvements, and $44 million related to the purchase of investments in real estate. Cash flows used in investing activities for the six months ended June 30, 2020 were approximately $10.1 million, and were related to the expansion of the Lincoln, IL property that was funded during the second quarter of 2020.

Cash flows provided by financing activities for the six months ended June 30, 2021 were approximately $36.2 million, and were primarily related to approximately $39.6 million in net proceeds from our private issuance of common stock, partially offset by approximately $3.1 million in dividend payments to holders of our common stock, as well as distributions to OP units and restricted stock unit holders and Series A Preferred Stock dividends of $0.2 million and approximately $0.1 million related to the redemption of Series A Preferred Stock. Cash flows used in financing activities during the six months ended June 30, 2020 were approximately $0.5 million, and were related to approximately $0.5 million in dividend payments to holders of our common stock and approximately $8,000 in Series A Preferred Stock dividends.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, and meet other general business needs.

Sources and Uses of Cash

We derive substantially all of our revenues from the leasing of our properties. This source of revenue represents our primary source of liquidity to fund our dividends, general and administrative expenses and other expenses related to managing our existing portfolio. Currently, all our tenants are paying their rent on a timely basis. We raise new capital for property development and redevelopment activities and investing in additional properties. We expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue OP units to acquire properties from existing owners seeking a tax-deferred transaction. We issued 419,798 OP units in 2020 to purchase GreenAcreage Management Owner LLC as part of the internalization and we issued 88,200 OP units in June 2021 in connection with the purchase of a property. In addition, the Company is required to issue 132,727 OP Units pursuant to a contribution agreement if certain conditions are met.

In August 2019 we issued 7,060,250 shares of our common stock, resulting in net proceeds to us of approximately $131.5 million. In December 2020 we issued 745,241 shares of our common stock, resulting in net proceeds to us of approximately $15.7 million. In January and February 2021, we issued 1,871,932 shares of our common stock, resulting in net proceeds to us of approximately $39.6 million. In connection with the Merger we acquired $64.4 million of cash. As of June 30, 2021, we had approximately $76.5 million in cash.

Initial Public Offering

On August 13, 2021, we completed our IPO of 3,905,950 shares of our common stock, par value $0.01 per share at a public offering price of $26.00 per share for gross proceeds of approximately $102 million, before deducting placement agent fees and offering expenses.

We expect to meet our liquidity needs through cash and cash equivalents on hand, cash flows from operations and cash flows from future capital raises. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Dividends

We are required to pay dividends to our stockholders at least equal to 90% of our taxable income in order to maintain our qualification as a REIT. As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2020, we declared cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP units totaling approximately $6.2 million ($0.84 per share), and cash dividends on our Series A Preferred Stock totaling approximately $15,625. During the six months ended June 30, 2021, we declared cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP units totaling approximately $6.6 million ($0.47 per share) and cash dividends on our Series A Preferred Stock totaling approximately $4,167. Our Series A Preferred Stock was redeemed in full on April 6, 2021.

On August 11, 2021 the Company declared a special cash dividend on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP units totaling approximately $2.1 million ($0.12 per share) to shareholders of record on August 11, 2021. Our ability to continue to pay dividends is dependent upon our ability to continue to generate cash flows.

Contractual Obligations

As of June 30, 2021, we have aggregate unfunded commitments to invest $34.3 million for the development and improvement of our existing properties.

Non-GAAP Financial Information and Other Metrics

Funds from Operations and Adjusted Funds from Operations

FFO and AFFO are non-GAAP financial measures and should not be viewed as alternatives to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that FFO and AFFO are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines FFO as follows: net income (loss) (computed in accordance with GAAP) excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by an entity. Other REITs may not define FFO in accordance with the NAREIT definition or may interpret the current NAREIT definition differently than we do and therefore our computation of FFO may not be comparable to such other REITs.

We calculate AFFO by starting with FFO and adding back non-cash and certain non-recurring transactions, including non-cash components of compensation expense and our internalization costs. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should not consider FFO and AFFO to be alternatives to net income as a reliable measure of our operating performance; nor should you consider FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the six and three months ended June 30, 2021 and 2020 (in thousands, except share and per share amounts):

	For the Six Months ended June 30,		For the Three Months ended June 30,
	2021	2020	2021	2020

Net income attributable to common stockholders	$4,195	$994	$2,738	$314
Real estate depreciation and amortization	3,137	960	2,051	498
FFO attributable to common stockholders	7,332	1,954	4,789	812
Stock- based compensation	1,004	13	97	6
AFFO attributable to common stockholders	$8,336	$1,967	$4,886	$818
FFO per share – basic	$0.54	$0.28	$0.28	$0.12
FFO per share – diluted	$0.53	$0.28	$0.27	$0.11
AFFO per share – basic	$0.61	$0.28	$0.28	$0.12
AFFO per share – diluted	$0.61	$0.28	$0.28	$0.12
Weighted average shares outstanding – basic	13,645,990	7,060,250	17,329,964	7,060,250
Weighted average shares outstanding – diluted	13,759,484	7,063,250	17,455,599	7,063,250

Critical Accounting Policies and Significant Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ materially from those estimates and assumptions. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements. Our accounting policies are more fully discussed in our consolidated financial statements.

Acquisition of Rental Property, Depreciation, Amortization and Impairment

Upon acquisition of property, the tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs are capitalized as incurred since all our acquisitions to date were recorded as asset acquisitions.

We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 35 years. We depreciate tenant improvements at our buildings where we are considered the owner over the shorter of the estimated useful life or terms of the related leases. We amortize the value of in-place lease costs over the remaining life of the in-place lease.

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

Revenue Recognition and Leases

Our existing tenant leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We account for our leases as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight- line basis over the lease term, unless the collectability of lease payments is not reasonably predictable. Rental increases based upon changes in the U.S. Consumer Price Index (“CPI”), if any, are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses, if any, are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to their limited operating history and the uncertain regulatory environment in the U.S. relating to the cannabis industry.

Stock-Based Compensation

We account for awards of stock, stock options and restricted stock units in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date.

We used the Black-Scholes option pricing model to estimate the fair value of option awards at the time of their grant on July 15, 2020, with the following weighted-average assumptions for the period indicated:

Year Ended December 31, 2020
Risk-free interest rate	1.56%
Expected dividend yield	6.0%
Expected term (years)	4.5
Expected volatility	52.5%
Stock price	$20.00
Exercise price	$24.00

The weighted-average valuation assumptions were determined as follows:

•

Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•	Expected annual dividends: we considered our current yield, expected future yield and the average yield on similar stocks in estimating our expected annual dividends at 6.0%.

•	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.

•

Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history.

No stock options were issued during the six months ended June 30, 2021 or June 30, 2020.

Determination of Fair Value of our Common Stock

Prior to our IPO, the estimated fair value of our common stock was determined by our Board of Directors as of the date of each equity grant to be equal to the sales price per share in our most recent equity private placement.

Following the closing of our IPO, our board of directors will determine the fair market value of our common stock based on its closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Income Taxes

We have been organized to operate our business so as to qualify to be taxed as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income for U.S. federal income tax purposes. As long as our dividends equal or exceed our taxable net income, we generally will not be required to pay U.S. federal income tax on such income.

Adoption of New or Revised Accounting Standards

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In February 2016, the FASB issued ASU 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases—Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and is expected to be effective for us beginning January 1, 2022. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use (“ROU”) model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of June 30, 2021, we are the lessee under two insignificant short term (less than 12 months) office leases. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating lease. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct financing lease if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing lease in a sale leaseback in certain circumstances, including when the seller- lessee is provided an option to purchase the property from the landlord at the tenant’s option. We expect that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, we will elect the lessor practical expedient allowing us to not separate these components when certain conditions are met. Upon adoption of Topic 842, we expect to continue to combine tenant reimbursements with rental revenues on the Company’s consolidated statement of operations. We have historically not capitalized allocated payroll cost incurred as part of the leasing process, which was allowable under ASC 840 but, will no longer qualify for classification as initial direct costs under Topic 842. Also, the Narrow-Scope Improvements for Lessors under ASU 2018-20 allows us to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

Topic 842 provides two transition alternatives. We expect to apply this standard based on the prospective optional transition method, in which comparative periods will continue to be reported in accordance with Topic 840. We also anticipate expanded disclosures upon adoption, as the new standard requires more extensive quantitative and qualitative disclosures as compared to Topic 840 for both lessees and lessors. We are still evaluating the effect to our consolidated financial statements as a Lessor of the adoption of Topic 842 on January 1, 2022.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward- looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. We do not expect these standards to be effective for us until January 1, 2023. Since we expect our leases to be operating leases, we do not anticipate these standards will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

We enter into leases that generally provide for annual fixed increases in rent, and in certain cases have entered into leases that provide for annual increases in rent equal to the greater of a fixed increase and the increase in annual CPI. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Seasonality

Our business is not, and we do not expect our business to be subject to material seasonal fluctuations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, the U.S. credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. To date, our financial condition and results of operations have not been negatively impacted by COVID-19.

As of June 30, 2021, we have not issued any debt and have no debt outstanding, so we are not exposed to interest rate changes. If we were to issue debt or enter into a credit facility in the future, we would be exposed to interest rate changes. At this time, we have no plans to issue debt instruments. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this quarterly report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated August 12, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on August 13, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities and Repurchases of Securities.

The following sets forth information regarding unregistered securities sold from April 1, 2021 through June 30, 2021:

On June 30, 2021, in connection with the acquisition of a cultivation facility in Massachusetts leased to a subsidiary of Revolutionary Clinics, we issued 88,200 OP units to Oak Hill Fitchburg Property Owner LLC, valued at $2,205,000. This does not include 132,727 OP Units to be issued if certain conditions are met. Subject to certain terms and conditions, OP Units are redeemable for shares of our common stock.

Unless otherwise stated, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

On April 4, 2021, we redeemed the 125 outstanding shares of our Series A Preferred Stock at a redemption price of $1,000 per share, plus accrued but unpaid dividends of $33.33 per share.

(b)	Use of Proceeds.

On August 11, 2021, our Registration Statement on Form S-11, as amended (File No. 333-257253) was declared effective in connection with our IPO, pursuant to which we issued and sold 3,905,950 shares of our common stock at a price to the public of $26.00 per share. The IPO closed August 13, 2021.  Ladenburg Thalmann & Co. Inc., Compass Point Research & Trading LLC and Loop Capital Markets LLC acted as placement agents for the IPO.

We received net proceeds of approximately $93.7 million, after deducting placement agent fees of $6.1 million and offering expenses of $1.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus. The net proceeds from our IPO have been contributed to our operating partnership in exchange for OP units and our operating partnership intends to use the net proceeds received from us to acquire our target assets in a manner consistent with our investment strategy. Pending application of the net proceeds from our IPO, we have invested the net proceeds in interest bearing accounts, money market accounts and interest-bearing securities in a manner that is consistent with our intention to remain qualified for taxation as a REIT. Such investments may include, for example, government and government agency certificates, government bonds, interest-bearing bank deposits, money market accounts and mortgage loan participations.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	Filing Date	Exhibit	File Number
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc.	S-11	6/21/21	3.1	333-257253
3.2	Amended and Restated Bylaws of NewLake Capital Partners, Inc.	S-11/A	7/23/21	3.2	333-257253
10.1	Amended and Restated Agreement of Limited Partnership of NLCP Operating Partnership LP	S-11	6/21/21	10.1	333-257253
10.2+	NewLake Capital Partners, Inc. 2021 Equity Incentive Plan	8-K	8/17/21	10.1	333-257253
10.3+	Employment Agreement between NewLake Capital Partners, Inc. and David Weinstein	S-11	6/21/21	10.4	333-257253
10.4+	Employment Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio	S-11	6/21/21	10.5	333-257253
10.5+	Employment Agreement between NewLake Capital Partners, Inc. and Fredric Starker	S-11	6/21/21	10.6	333-257253
10.6+	Indemnification Agreement between NewLake Capital Partners, Inc. and David Weinstein	S-11	6/21/21	10.7	333-257253
10.7+	Indemnification Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio	S-11	6/21/21	10.8	333-257253
10.8+	Indemnification Agreement between NewLake Capital Partners, Inc. and Fredric Starker	S-11	6/21/21	10.9	333-257253
10.9+	Indemnification Agreement between NewLake Capital Partners, Inc. and Gordon DuGan	S-11	6/21/21	10.10	333-257253
10.10+	Indemnification Agreement between NewLake Capital Partners, Inc. and Alan Carr	S-11	6/21/21	10.11	333-257253
10.11+	Indemnification Agreement between NewLake Capital Partners, Inc. and Joyce Johnson-Miller	S-11	6/21/21	10.12	333-257253
10.12+	Indemnification Agreement between NewLake Capital Partners, Inc. and Peter Kadens	S-11	6/21/21	10.13	333-257253
10.13+	Indemnification Agreement between NewLake Capital Partners, Inc. and Peter Martay	S-11	6/21/21	10.14	333-257253
10.14	Amended and Restated Investor Rights Agreement	S-11	6/21/21	10.15	333-257253
10.15	Amended and Restated Registration Rights Agreement	S-11	6/21/21	10.16	333-257253
10.16	Warrant Agreement between NewLake Capital Partners, Inc. and NLCP Holdings, LLC	S-11	6/21/21	10.17	333-257253
10.17	Form of Nonqualified Stock Option Grant Agreement	S-11	6/21/21	10.18	333-257253
10.18	Form of Placement Agent Agreement	S-11/A	8/9/21	10.19	333-257253
10.19	Form of Escrow Agent Agreement	S-11/A	7/23/21	10.20	333-257253
10.20	Form of Securities Purchase Agreement	S-11/A	7/23/21	10.21	333-257253
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan or arrangement.

* Filed or furnished herewith. The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLAKE CAPITAL PARTNERS, INC.

Dated: September 9, 2021	By:	/s/ David Weinstein
Name: David Weinstein
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: September 9, 2021	By:	/s/ Fredric Starker
Name: Fredric Starker
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)