Form 10-Q
period 2021-09-30
NewLake Capital Partners, Inc.
filed 2021-11-12
CIK 1854964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 12, 2021 was 21,235,914.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWLAKE CAPITAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS:	(Unaudited)

Real Estate
Land	$15,444	$2,490
Building and Improvements	249,857	124,121
Total Real Estate	265,301	126,611
Less Accumulated Depreciation	(7,160)	(2,650)
Net Real Estate	258,141	123,961
Cash and Cash Equivalents	167,811	19,617
In-Place Lease Intangible Assets, net	24,504	-
Other Assets	1,083	598

TOTAL ASSETS	$451,539	$144,176

LIABILITIES AND EQUITY:

LIABILITIES:

Security Deposits Payable	$5,430	$1,594
Dividends, Dividend Equivalents and Distributions Payable	2,618	894
Accrued Expenses and Other Liabilities	1,425	659
Rent Received in Advance	623	-

Total Liabilities	10,096	3,147

COMMITMENTS AND CONTINGENCIES

EQUITY:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 12.5% Series A Redeemable Cumulative Preferred Stock, 0 and 125 Shares Issued and Outstanding at September 30, 2021 and December 31, 2020	-	61
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 21,235,914 Shares Issued and Outstanding at September 30, 2021 and 7,758,145 Shares Issued and Outstanding at December 31, 2020	213	78
Additional Paid-In Capital	450,822	151,778
Accumulated Deficit	(21,327)	(17,154)

Total Stockholders' Equity	429,708	134,763

NONCONTROLLING INTERESTS	11,735	6,266

Total Equity	441,443	141,029

TOTAL LIABILITIES AND EQUITY	$451,539	$144,176

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
REVENUE:

Rental Income	$19,158	$7,594	$8,090	$3,443

EXPENSES:

Depreciation and Amortization Expense	5,601	1,692	2,464	732
General and Administrative Expense	4,644	3,263	2,052	933
Stock-Based Compensation	1,820	3,884	816	3,872
Management Internalization Costs	-	12,360	-	12,360

TOTAL EXPENSES	12,065	21,199	5,332	17,897

INCOME (LOSS) FROM OPERATIONS	7,093	(13,605)	2,758	(14,454)

OTHER INCOME:
Interest Income	40	153	21	-

TOTAL OTHER INCOME	40	153	21	-

NET INCOME (LOSS)	7,133	(13,452)	2,779	(14,454)

Preferred Stock Dividends	(4)	(12)	-	(4)

Net Income Attributable to Noncontrolling Interests	(236)	(102)	(82)	(102)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,893	$(13,566)	$2,697	$(14,560)

Net Income (Loss) Attributable to Common Stockholders Per Share - Basic	$0.44	$(1.91)	$0.14	$(2.03)

Net Income (Loss) Attributable to Common Stockholders Per Share - Diluted	$0.44	$(1.91)	$0.14	$(2.03)

Weighted Average Shares of Common Stock Outstanding - Basic	15,588,544	7,103,706	19,410,307	7,188,015

Weighted Average Shares of Common Stock Outstanding - Diluted	15,637,064	7,103,706	19,555,867	7,188,015

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS INC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(In thousands, except share amounts)

	Series A	Shares of		Additional
	Preferred	Common	Common	Paid-in	Accumulated	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Deficit	Interests	Equity

Balance as of December 31, 2020	$61	7,758,145	$78	$151,778	$(17,154)	$6,266	$141,029

Net Proceeds from the Issuance of Common Stock	-	5,777,882	58	133,027	-	-	133,085

Issuance of Common Stock for Merger Transaction	-	7,699,887	77	162,776	-	-	162,853

Issuance of Warrants for Merger Transaction	-	-	-	4,820	-	-	4,820

Redemption of Series A Preferred Stock	(61)	-	-	-	(64)	-	(125)

Issuance of 88,200 OP Units for Property Acquisition	-	-	-	-	-	2,205	2,205

Stock-Based Compensation	-	-	-	1,820	-	-	1,820

Dividends to Preferred Stock	-	-	-	-	(4)	-	(4)

Dividends to Common Stock	-	-	-	-	(11,002)	-	(11,002)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	-	(90)	(90)

Distributions to OP Unit Holders	-	-	-	-	-	(281)	(281)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	-	(3,399)	-	3,399	-

Net Income	-	-	-	-	6,897	236	7,133

Balance as of September 30, 2021	$-	21,235,914	$213	$450,822	$(21,327)	$11,735	$441,443

	Series A	Shares of		Additional
	Preferred	Common	Common	Paid-in	Accumulated	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Deficit	Interests	Equity

Balance as of December 31, 2019	$61	7,060,250	$71	$131,457	$(437)	$-	$131,152

Issuance of Common Stock for Internalization	-	152,654	1	3,051	-	-	3,052

Exercise of Option	-	-	-	50	-	-	50

Issuance of 419,798 OP Units for Internalization	-	-	-	1,313	-	7,083	8,396

Stock-Based Compensation	-	-	-	3,884	-	-	3,884

Dividends to Preferred Stock	-	-	-	-	(12)	-	(12)

Dividends to Common Stock	-	-	-	-	(3,408)	(45)	(3,453)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	-	(1)	(1)

Net Loss	-	-	-	-	(13,554)	102	(13,452)

Balance as of September 30, 2020	$61	7,212,904	$72	$139,755	$(17,411)	$7,139	$129,616

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(In thousands, except share amounts)

	Series A	Shares of		Additional
	Preferred	Common	Common	Paid-in	Accumulated	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Deficit	Interests	Equity

Balance as of June 30, 2021	-	17,329,964	173	359,514	(19,455)	8,877	349,109

Net Proceeds from the Issuance of Common Stock	-	3,905,950	40	93,467	-	-	93,507

Stock-Based Compensation	-	-	-	816	-	-	816

Dividends to Common Stock	-	-	-	-	(4,628)	-	(4,628)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	59	(90)	(31)

Distributions to OP Unit Holders	-	-	-	-	-	(109)	(109)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	-	(2,975)	-	2,975	-

Net Income	-	-	-	-	2,697	82	2,779

Balance as of September 30, 2021	$-	$21,235,914	$213	$450,822	$(21,327)	$11,735	$441,443

	Series A	Shares of		Additional
	Preferred	Common	Common	Paid-in	Accumulated	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Deficit	Interests	Equity

Balance as of June 30, 2020	$61	7,060,250	$71	$131,469	$(503)	$-	$131,098

Issuance of Common Stock for Internalization	-	152,654	1	3,051	-	-	3,052

Exercise of Option	-	-	-	50	-	-	50

Issuance of 419,798 OP Units for Internalization	-	-	-	1,313	-	7,083	8,396

Stock-Based Compensation	-	-	-	3,872	-	-	3,872

Dividends to Preferred Stock	-	-	-	-	(4)	-	(4)

Dividends to Common Stock	-	-	-	-	(2,348)	(45)	(2,393)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	-	(1)	(1)

Net Loss	-	-	-	-	(14,556)	102	(14,454)

Balance as of September 30, 2020	$61	$7,212,904	$72	$139,755	$(17,411)	$7,139	$129,616

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$7,133	$(13,452)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities:
Issuance of Common Stock for Internalization	-	3,052
Issuance of OP Units for Internalization	-	8,396
Stock-Based Compensation	1,820	3,884
Depreciation and Amortization Expense	5,601	1,692
Changes in Assets and Liabilities, Net of Acquisition:
Other Assets	232	(129)
Accrued Expenses and Other Liabilities	(1,814)	(389)
Security Deposits Payable	2,179	1,594
Rent Received in Advance	623	(331)
Management Fees Payable	-	(110)
Due to Manager	-	(84)

Net Cash Provided by Operating Activities	15,774	4,123

Cash Flows from Investing Activities:
Cash Acquired from Merger Transaction	64,355	-
Payment of Merger Related Transaction Costs	(2,144)	-
Reimbursements of Tenant Improvements	(8,449)	-
Deferred Real Estate Costs	-	(10,054)
Acquisition of Real Estate	(44,650)	(55,000)

Net Cash Provided by (Used in) Investing Activities	9,112	(65,054)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Offering Costs	133,085	-
Preferred Stock Dividends Paid	(4)	(12)
Common Stock Dividends Paid	(9,298)	(1,056)
Restricted Stock Units Dividend Equivalents Paid	(84)	-
Distributions to OP Unit Holders	(266)	-
Redemption of Series A Preferred Stock	(125)	-
Exercise of Stock Option	-	50

Net Cash Provided by (Used in) Financing Activities	123,308	(1,018)

Net Increase (Decrease) in Cash and Cash Equivalents	148,194	(61,949)

Cash and Cash Equivalents - Beginning of Period	19,617	66,901

Cash and Cash Equivalents - End of Period	$167,811	$4,952

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accrual for Dividends and Distributions Payable	$2,618	$2,398
Accrual for Reimbursements of Tenant Improvements	$-	$-
Real Estate Assets, In-Place Leases, Other Assets and Liabilities Acquired through the Issuance of Common Stock and Warrants	$103,319	$-
Issuance of 88,200 OP Units for Property Acquisition	$2,205	$-

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 1 - ORGANIZATION

NewLake Capital Partners, Inc. (the “Company”, “we”, “us", “our”), a Maryland corporation, was formed on April 9, 2019 under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company’s year-end is December 31. On March 17, 2021, GARE completed a merger (the “Merger”) with another company (“Target”) by issuing common stock and warrants, and subsequently changed its name to NewLake Capital Partners, Inc. See Note 3.

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

On December 20, 2019, the Company issued 125 shares of 12.5% Series A Redeemable Cumulative Preferred Stock for $1,000 per share (the “Series A Preferred Stock”) resulting in net proceeds of $60,600, after deducting legal fees and offering expenses. On April 6, 2021, the Company redeemed the 125 shares of Series A Preferred Stock for $1,000 per share. See Note 8.

In December 2020, the Company issued 745,241 shares of common stock for $21.15 per share, resulting in net proceeds of $15,704,625, after deducting offering expenses.

During January and February 2021, the Company issued 1,871,932 shares of common stock for $21.15 per share, resulting in net proceeds of $39,579,050, after deducting offering expenses.

During March 2021, in connection with the Merger, the Company issued 7,699,887 shares of common stock and warrants to purchase up to 602,392 shares of the Company’s common stock. See Note 3.

On August 13, 2021, the Company closed on its initial public offering (“IPO”) of 3,905,950 shares of common stock at a public offering price of $26.00 per share, resulting in net proceeds of approximately $93.5 million, after deducting offering expenses.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2021 and December 31, 2020, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

The accompanying consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the final prospectus for our IPO dated as of August 12, 2021 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) on August 13, 2021. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

Organization, Offering and Transaction Costs

Offering costs incurred prior to receipt of any offering proceeds are recorded as an asset. Offering costs are recorded as an offset to additional paid-in capital when proceeds from the offering are received. Organization costs are recorded as an expense. Transaction costs related to portfolio investments not ultimately made are expensed as incurred. All costs related to executed asset acquisitions are capitalized in the initial cost of the investment.

Income Taxes

We have made an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with 2019, our initial taxable year. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will continue to be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

Depreciation

We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets are charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 35 years. We depreciate tenant improvements at our buildings, if any, over the shorter of the estimated useful lives or terms of related leases.

Intangible Assets and Related Amortization

Intangibles related to the Company’s investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place lease.

Construction in Progress

Reimbursements paid to tenants or incurred by the Company for property improvements, generally consisting of building additions or significant upgrades to existing facilities, are considered construction in progress until placed in service. Such improvements are considered placed in service when ready and available for its intended use. Construction in progress was $6.4 million on September 30, 2021 and is included in Buildings and Improvements on the accompanying Consolidated Balance Sheet. There was no construction in progress on December 31, 2020.

Provision for Impairment

We review current activities and changes in the business condition of all of our properties to determine the existence of any triggering events or impairment indicators. If triggering events or impairment indicators are identified, we analyze the carrying value of our real estate for any impairment. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. As of September 30, 2021 and December 31, 2020 no impairment losses were recognized.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of September 30, 2021, the Company is the lessee under one month-to-month office lease. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating lease. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct financing lease if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing lease in a sale leaseback in certain circumstances, including when the seller- lessee is provided an option to purchase the property from the landlord at the tenant's option. Topic 842 also includes the concept of separating lease and non-lease components. Under Topic 842, non-lease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. Upon adoption of Topic 842, the Company expects to continue to combine tenant reimbursements with rental revenues on the Company’s consolidated statement of operations. The Company has historically not capitalized allocated payroll cost incurred as part of the leasing process, which was allowable under ASC 840 but, will no longer qualify for classification as initial direct costs under Topic 842. Also, the Narrow- Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

As of September 30, 2021, we owned 27 properties located in Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, North Dakota, Ohio, and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the tenants in our portfolio that represented the largest percentage of our total revenue for each of the periods presented, including tenant reimbursements:

	For the Nine Months Ended September 30,
	2021		2020

	Number of Leases	Percentage of Rental Revenue	Number of Leases	Percentage of Rental Revenue
Curaleaf	11	34%	1	15%
Cresco Labs	1	24%	1	53%
Acreage	3	11%	4	32%
Columbia Care	5	11%	0	-%
Trulieve	1	10%	0	-%

	For the Three Months Ended September 30,
	2021		2020

	Number of Leases	Percentage of Rental Revenue	Number of Leases	Percentage of Rental Revenue
Curaleaf	11	29%	1	33%
Cresco Labs	1	19%	1	44%
Revolutionary	1	16%	0	-%
Columbia Care	5	13%	0	-%
Trulieve	1	12%	0	-%
Acreage	3	9%	4	23%

We have deposited cash with four financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. As of September 30, 2021, we had cash accounts in excess of FDIC insured limits.

Noncontrolling Interests

Noncontrolling interests include interests issued by the Operating Partnership and Restricted Stock Units (“RSUs”) representing a 2.7% ownership interest in the Company, at September 30, 2021.

Reclassification

Certain reclassifications of the prior period financial statements have been made to conform to the current year presentation.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

The Company acquired the following properties during the nine months ended September 30, 2021 (dollars in thousands):

Tenant	Market	Closing Date	Real Estate	In-Place Lease Costs	Transaction Costs	Total
Trulieve	Pennsylvania	March 17, 2021	$32,776	$12,098	$783	$45,657	(1)
Columbia Care	Massachusetts	March 17, 2021	13,562	4,042	342	17,946
Columbia Care	Illinois	March 17, 2021	11,144	3,047	276	14,467
Curaleaf	Connecticut	March 17, 2021	2,876	433	64	3,373
PharmaCann	Massachusetts	March 17, 2021	2,047	356	47	2,450
Curaleaf	Arkansas	March 17, 2021	2,116	314	47	2,477
Curaleaf	Ohio	March 17, 2021	3,289	571	75	3,935
Curaleaf	Illinois	March 17, 2021	1,700	252	38	1,990
Curaleaf	Illinois	March 17, 2021	3,298	564	75	3,937
Columbia Care	Illinois	March 17, 2021	1,192	202	27	1,421
Curaleaf	North Dakota	March 17, 2021	2,133	348	48	2,529
Columbia Care	Massachusetts	March 17, 2021	2,276	366	51	2,693
Curaleaf	Illinois	March 17, 2021	1,005	174	23	1,202
PharmaCann	Massachusetts	March 17, 2021	805	268	21	1,094	(2)
Curaleaf	Pennsylvania	March 17, 2021	2,185	362	50	2,597
PharmaCann	Pennsylvania	March 17, 2021	1,289	251	30	1,570
Columbia Care	California	March 17, 2021	3,702	1,051	92	4,845
Curaleaf	Pennsylvania	March 17, 2021	1,881	314	43	2,238
Curaleaf	Illinois	March 17, 2021	583	97	13	693
Subtotal of Merger properties			89,859	25,110	2,145	117,114

Mint	Massachusetts	April 1, 2021	1,600		-	1,600
Mint	Arizona	June 24, 2021	2,710		-	2,710	(3)
Revolutionary	Massachusetts	June 30, 2021	42,275		585	42,860	(4)
Total			$136,444	$25,110	$2,730	$164,284

(1) Includes $4.6 million of tenant improvement reimbursement commitments which were funded after the merger.

(2) Excludes $806,540 of tenant improvement reimbursement commitments which were previously included that we do not expect to be funded as of September 30, 2021.

(3) Includes $310,035 of tenant improvement reimbursement commitments which have been fully funded.

(4) Includes $40.1 million in cash and 88,200 OP units issued in connection with the purchase of the property. The Company is required to issue 132,727 OP Units pursuant to a contribution agreement if certain conditions are met.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

The Company’s current properties also include:

Tenant	Market	Closing Date	Real Estate	Costs	Total
Acreage	Pennsylvania	October 24, 2019	$9,823	$336	$10,159
Acreage	Massachusetts	October 24, 2019	9,682	106	9,788
Acreage	Connecticut	October 30, 2019	800	126	926
Cresco Labs	Illinois	December 11, 2019	50,000	678	50,678
Curaleaf	Florida	August 4, 2020	53,763	1,237	55,000
			$124,068	$2,483	$126,551

Depreciation expense was approximately $4.5 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense was approximately $2.0 million and $732,000 for the three months ended September 30, 2021 and 2020, respectively.

Amortization of the Company’s acquired in- place leases was approximately $1.1 million and $0 for the nine months ended September 30, 2021 and 2020. Amortization expense was approximately $503,000 and $0 for the three months ended September 30, 2021 and 2020, respectively.

Future amortization of the Company’s acquired in-place leases as of September 30, 2021, is as follows (in thousands):

Year	Amortization Expenses
2021 (three months ending December 31)	$502
2022	2,013
2023	2,013
2024	2,013
2025	2,013
Thereafter	15,950
Total	$24,504

Future contractual minimum rent under the Company’s operating leases as of September 30, 2021 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2021 (three months ending December 31)	$8,206
2022	34,966
2023	36,793
2024	37,746
2025	38,725
Thereafter	442,813
Total	$599,249

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

In connection with the Merger, the Company issued warrants to purchase up to 602,392 shares of the Company’s common stock at an exercise price of $24.00 per share. All or any portion of the warrants may be exercised in whole or in part at any time and from time to time on or before July 15, 2027. As of September 30, 2021, 602,392 warrants are exercisable. The Company calculated the fair value of the warrants using the Black-Scholes model, and the fair value of the warrants was determined to be approximately $4.8 million. Expected volatilities were based on historical daily volatilities of publicly traded guideline companies. The risk-free interest rate for the expected term of the warrants was based on the U.S. Treasury yield. The expected volatility was 59.4% and the expected life was 6.33 years. The dividend yield on common stock and risk-free interest rate were 3.7% and 1.1%, respectively.

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

In connection with the closing of the Internalization, HG Vora Capital Management, LLC (“HG Vora”) exercised its right to contribute to the Company its option to purchase a 26.7% interest in GAMO (the sole owner of the Manager’s equity) in exchange for 152,654 shares of the Company’s common stock, valued at $3,053,079 and representing a 2% fully diluted ownership interest in our common stock (immediately following the exchange).

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

September 30, 2021

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

Our former Manager is wholly owned by GAMO, a Delaware limited liability company., which was an affiliate of Acreage. Acreage previously owned 200,000 shares of our common stock and 54,695 OP Units. Kevin Murphy, the Chairman of Acreage, previously owned 250,000 shares. As of September 30, 2021 and December 31, 2020, the Company has assets with an original cost basis of $20.9 million and a net book value of $19.8 million and $20.2 million, respectively, that are leased to Acreage.

Management fees to GAMO of $0 and $657,089 were incurred for the nine months ended September 30, 2021 and 2020, respectively. There were no management fees incurred during the three months ended September 30, 2021 and 2020. These amounts are included in general and administrative expense on the accompanying consolidated statements of operations. As of September 30, 2021 and December 31, 2020, there are no management fees payable.

For the nine months ended September 30, 2021 and 2020, the Company has reimbursed $0 and $350,755, respectively, to the Manager for expenses in accordance with the Management Agreement. For the three months ended September 30, 2021 and 2020, the Company has reimbursed $0 and $39,784, respectively, to the Manager for expenses in accordance with the Management Agreement. These amounts are presented in General and Administrative expense on the accompanying consolidated statements of operations.

HG Vora, on behalf of a fund managed by it, formerly had an option to acquire a 26.7% interest in GAMO for which they paid $1.05 million on August 13, 2019. Upon the commencement of the trading of our common stock on a Securities Exchange, HG Vora had the right to contribute its option to purchase the 26.7% interest in exchange for the number of shares of common stock representing a 2% fully diluted ownership in our common stock (immediately following such exchange). This option was exercised by HG Vora, upon the payment of $50,000, in connection with the Internalization and is no longer outstanding. In addition, we paid a $2.55 million structuring fee to HG Vora in conjunction with our initial offering. We had also entered into an Investor Rights Agreement, Excepted Holder Agreement and Side Letter with HG Vora. In accordance with the Investor Rights Agreement, HG Vora had the right to designate three directors, representing a majority, to our Board of Directors. Prior to our IPO, HG Vora had the right to nominate a majority of our Board of Directors.

Merger Agreement

In connection with the Merger, we entered into an Investor Rights Agreement. The Investor Rights Agreement provides the stockholders party thereto with certain rights with respect to the nomination of members to our Board of Directors. Prior to the completion of our IPO, pursuant to the Investor Rights Agreement, HG Vora had the right to nominate four directors to our Board of Directors. Following the completion of our IPO, for so long as HG Vora owns (i) at least 9% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate two of the members of our Board of Directors, and (ii) at least 5% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate one member of our Board of Directors. If HG Vora owns less than 5% of our issued and outstanding common stock for 60 consecutive days, then HG Vora may not nominate any members of our Board of Directors pursuant to the Investor Rights Agreement.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 4 - RELATED PARTY TRANSACTIONS (continued)

Merger Agreement (continued)

Prior to the completion of our IPO, NLCP Holdings, LLC had the right to designate three directors to our Board of Directors. Subsequent to our IPO, NLCP Holdings, LLC no longer had these rights.

Prior to the completion of our IPO, West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Foundation, Gary and Mary West Health Endowment, Inc., Gary and Mary West 2012 Gift Trust and WFI Co-Investments acting unanimously, collectively referred to as the “West Stockholders,” did not have a director nomination right. Following the completion of our IPO, the West Stockholders may nominate one member of our Board of Directors for so long as the West Stockholders own in the aggregate at least 5% of the issued and outstanding shares of our common stock. If the West Stockholders own in the aggregate less than 5% of our issued and outstanding common stock for 60 consecutive days, then the West Stockholders may not nominate any members of our Board of Directors pursuant to the Investor Rights Agreement.

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

Option Grants

In connection with the closing of the Internalization, the Company and the other parties thereto terminated the Incentive Agreement (described below). In connection therewith the Company issued 791,790 nonqualified stock options (the “Options”), valued at $3,863,935, to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options issued represented 3% of the value of the Company at issuance. The shares of common stock issued by the Company upon exercise of such options, shall be duly authorized, validly issued, fully paid and non-assessable upon such issuance. The Options vested on August 31, 2020. The Options are exercisable upon the earliest of (i) the second anniversary of the Grant Date; (ii) termination of the grantee’s employment or service by the Company other than for cause, or by the grantee for “good reason”, the grantee’s death or disability or (iii) a change in control, as defined. As of September 30, 2021, 615,838 of the 791,790 Option Grants issued to the Company’s four employees and a director are exercisable.

We had entered into an Incentive Agreement with two former executive officers of the Company, who also have an ownership interest in our former Manager. Pursuant to the Incentive Agreement, the Company had agreed to issue options or provide other performance awards, equal to 5% of the value of the Company after each private placement, merger or public offering, to the management team with each of the two executive officers of the Company party thereto receiving at least 1% of the value of the Company. The Company had also agreed in the Incentive Agreement to enter into an Employment Agreement with such executive officers, upon the internalization of the management, subject to a term of three years at market rate compensation. The Incentive Agreements and all obligations of the Company thereunder were terminated in connection with the Internalization.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 5 - NONCONTROLLING INTERESTS

Operating Partnership Units and Restricted Stock Units

The Company’s noncontrolling interests include interests issued by the Operating Partnership and RSUs. See Note 6 for a description of our RSUs.

The activity for the Company’s noncontrolling interest issued by the Operating partnership is set forth in the following table:

	Common Shares	RSUs	OP Units	Noncontrolling Interests %
Balance as of January 1, 2021	7,758,145	87,327	365,103	5.5%
Restricted Stock Units Issued	-	39,849	-	6.0%
Common Stock Issued	13,477,769	-	-	2.3%
OP Units Issued	-	-	88,200	2.7%
Balance as of September 30, 2021	21,235,914	127,176	453,303	2.7%

Note 6 - STOCK BASED COMPENSATION

Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted 39,849 RSUs to an officer and certain of our directors of the Company. Total outstanding RSUs as of September 30, 2021 are 127,176. All outstanding RSUs became fully vested and expensed upon the IPO. The granting of these restricted stock units are not pursuant to a formal plan. Restricted stock units were subject to restrictions on transfer and were generally subject to a risk of forfeiture if the award recipient ceased to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. Each RSU is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock. The amortization of compensation costs for the awards of RSUs are included in stock-based compensation in the accompanying consolidated statements of operations and amount to $1,820,060 and $20,427 for the nine months ended September 30, 2021 and 2020, respectively. The amortization of compensation costs for the awards of RSUs amount to $816,482 and $7,655 for the three months ended September 30, 2021 and 2020, respectively.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 6 - STOCK BASED COMPENSATION (continued)

Restricted Stock Units (continued)

The following table sets forth our unvested restricted stock activity from April 9, 2019 (Inception) through September 30, 2021:

	Number of Unvested Shares of RSUs	Weighted-Average Grant Date Fair Value Per Share

Granted	3,000	$20.00
Vested	-	$-
Balance at December 31, 2019	3,000	$20.00
Granted	84,327	$21.09
Vested	(39,924)	$21.12
Balance at December 31, 2020	47,403	$20.99
Granted	39,849	$21.15
Vested	(87,252)	$21.06
Balance at September 30, 2021	-	$-

Stock Options

The fair value of each option award was estimated on the date of grant using the Black- Scholes model. Expected volatilities were based on historical daily volatilities of publicly traded guideline companies. The expected term of options granted was based on the “simplified” method for options and represents the period of time that options granted were expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option was based on the U.S. Treasury yield. The stock price at date of issuance and exercise price are $20.00 and $24.00, respectively. The expected volatility was 52.5% and the expected life was 4.5 years. The risk- free interest rate was 1.56% and the expected dividend yield was 6.0%. The options were fully vested at December 31, 2020. No options have been granted or been exercised during the period ended September 30, 2021. The value for Options issued in connection with the Internalization are included in stock-based compensation in the accompanying consolidated statements of operations and amount to $0 and $3,863,935 for the nine months ended September 30, 2021 and 2020, respectively. The value for Options issued in connection with the Internalization amount to $0 and $3,863,935 for the three months ended September 30, 2021 and 2020, respectively. See Note 4.

The following table summarizes stock option activity during the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	-	$-
Granted	791,790	$24.00
Exercisable	(527,862)	$24.00
Non Exercisable at December 31, 2020	263,928	$24.00
Granted	-	-
Exercisable	(87,976)	$24.00
Non Exercisable at September 30, 2021	175,952	$24.00

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) :

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income (Loss)	$7,133	$(13,452)	$2,779	$(14,454)
Less: Preferred Stock Dividends	(4)	(12)	-	(4)
Less: Net Income Attributable to OP Interest	(178)	(102)	(64)	(102)
Less: Net Income Attributable to Restricted Stock Units	(58)	-	(18)	-
Net Income (Loss) Attributable to Common Stockholders	$6,893	$(13,566)	$2,697	$(14,560)

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	15,588,544	7,103,706	19,410,307	7,188,015
Dilutive Effect of Options and Warrants	48,520	-	145,560	-
Weighted Average Shares of Common Stock Outstanding - Diluted	15,637,064	7,103,706	19,555,867	7,188,015

Earnings Per Share - Basic
Net Income (Loss) Attributable to Common Stockholders	$0.44	$(1.91)	$0.14	$(2.03)
Earnings Per Share - Diluted
Net Income (Loss) Attributable to Common Stockholders	$0.44	$(1.91)	$0.14	$(2.03)

The effect of including 791,790 outstanding stock options and 602,392 warrants were excluded from our calculation of weighted average shares of common stock outstanding – diluted for the nine months ended September 30, 2020 and the three months ended September 30, 2020 as their inclusion would have been anti-dilutive. The effect of including 791,790 outstanding stock options and 602,392 warrants were included in our calculation of weighted average shares of common stock outstanding – diluted for the nine months ended September 30, 2021 and the three months ended September 30, 2021. The effect of including 127,176 RSUs and 453,303 OP Units were excluded from our calculation of weighted average shares of common stock outstanding – diluted for all periods presented as their inclusion would have been anti-dilutive.

Note 8 - PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.01 per share. On December 20, 2019, the Company issued 125 shares of 12.5% Series A Preferred Stock resulting in net proceeds of $60,600, after deducting legal fees and offering expenses.

On April 6, 2021, the Company redeemed the 125 shares of Series A Preferred Stock outstanding. The shares were redeemed at a redemption price of $1,000 per share, plus accrued and unpaid dividends and an early redemption fee for a total payment of $137,416, in cash. As of September 30, 2021, there was no preferred stock outstanding.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 9 - COMMON DIVIDENDS, DIVIDEND EQUIVALENTS AND DISTRIBUTIONS

On September 15, 2021, the Company declared a cash dividend on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP units totaling approximately $2.6 million ($0.12 per share) to shareholders of record on September 30, 2021 and payable on October 15, 2021.

The following table describes the dividends, dividend equivalents and distributions declared by the Company during the nine months ended September 30, 2021:

Declaration Date	Amount per Share	Period Covered	Dividends, Dividend Equivalents and Distributions Paid Date	Dividends, Dividend Equivalents and Distributions Amount
February 27, 2021	$0.15	January 1, 2021 to March 16, 2021	March 22, 2021	$1,518,070
March 15, 2021	$0.08	January 1, 2021 to March 16, 2021	March 29, 2021	809,665
June 30, 2021	$0.24	March 17, 2021 to June 30, 2021	July 15, 2021	4,276,968
August 11, 2021	$0.12	July 1, 2021 to August 12, 2021	August 12, 2021	2,149,253
September 15, 2021	$0.12	August 13, 2021 to September 30, 2021	October 15, 2021	2,617,967
Total				$11,371,923

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 11 - COMMITMENTS AND CONTINGENCIES

The Company has aggregate unfunded commitments to invest $32.5 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts and Pennsylvania, as well as the development of one dispensary in Massachusetts.

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

The extent of the impact of the coronavirus ("COVID-19") outbreak on the operational and financial performance of the Company's real estate will depend on future developments, including the duration and spread of the outbreak and related travel advisories and restrictions and the impact of COVID-19 on overall demand for leased space, including retail establishments, all of which are highly uncertain and cannot be predicted. If demand for the Company's real estate are impacted for an extended period, results of operations may be materially adversely affected. As of September 30, 2021, COVID-19 had not had a material impact to the Company's operations or financial condition, however, any future impacts of COVID- 19 are highly uncertain and cannot be predicted.

Note 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. There were no material subsequent events, other than that described below, that required disclosure in these financial statements.

Subsequent to September 30, 2021, the Company funded a $30 million nine-month senior secured loan. Collateral for the loan includes a first-lien mortgage on a cultivation and processing facility located in Erie, Pennsylvania, as well as other assets of Hero Diversified Associates, Inc. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to August 1, 2022.

Subsequent to September 30, 2021, the Company funded approximately $6.7 million of tenant improvements to our cultivation facilities in Pennsylvania and Arizona.

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

Overview

We are an internally managed REIT and a leading provider of real estate capital to state-licensed cannabis operators primarily through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations.

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

On March 17, 2021, we completed the acquisition of a separate company that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry (see “The Merger” below). As of September 30, 2021, we owned a geographically diversified portfolio consisting of 27 properties across ten states with eight tenants, comprised of 17 dispensaries and ten cultivation facilities (including one property currently in development, which we expect will receive final licensing upon occupancy).

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

Our business strategy includes the acquisition of additional properties utilized in the cannabis industry as well as the provision of capital to our tenants for the development and expansion of our properties. As of September 30, 2021, we have aggregate unfunded commitments to invest $32.5 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts and Pennsylvania, as well as the development of one dispensary in Massachusetts.

As of September 30, 2021, our properties had a weighted average remaining lease term of 14.6 years. Our tenants include affiliates of what we believe to be some of the leading and most well-capitalized companies in the industry, such as Curaleaf, Cresco Labs, Trulieve and Columbia Care.

As of September 30, 2021, the Company had no debt.

Recent Developments

On October 29, 2021, the Company funded a $30 million nine-month senior secured loan. Collateral for the loan includes a first-lien mortgage on a cultivation and processing facility located in Erie, Pennsylvania, as well as other assets of Hero Diversified Associates, Inc. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to August 1, 2022.

During October and November 2021, the Company funded approximately $6.7 million of tenant improvements to our cultivation facilities in Pennsylvania and Arizona.

Initial Public Offering

On August 13, 2021, we completed our IPO of 3,905,950 shares of our common stock, par value $0.01 per share at a public offering price of $26.00 per share for gross proceeds of approximately $102 million, before deducting placement agent fees and offering expenses. Net proceeds were approximately $93.5 million. The Company’s shares trade on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.

The Merger

On March 17, 2021, we consummated a merger pursuant to which we combined our company with a separate company, or the Target, that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry, and renamed ourselves “NewLake Capital Partners, Inc.” Upon completion of the Merger, we owned 24 properties across nine states, and became one of the largest REITs in the cannabis industry. We consummated the Merger and combined businesses with the Target to, among other things, benefit from increasing economies of scale as we continue to grow, and as part of our evolution toward entering the public markets. The Merger has been treated as an asset acquisition, and we are treated as the accounting acquirer. In connection with the Merger, we also entered into various arrangements and agreements with certain of our significant stockholders, including director nomination rights.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we own, the timing of lease expirations, general market conditions, the regulatory environment in the cannabis industry, and the competitive environment for real estate assets that support the cannabis industry.

COVID-19

Throughout most of 2020 and to date, the ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many countries, including the U.S., have instituted quarantines, mandated business and school closures and restricted travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants and their operations, and in turn on our business. As of September 30, 2021, COVID-19 had not had a material impact to the Company's operations or financial condition, however, any future impacts of COVID- 19 are highly uncertain and cannot be predicted.

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

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, mortgage REITs, hard money lenders, as well as would-be tenants, cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for cannabis cultivation, production or dispensary operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we own and expect to acquire, which would adversely affect our financial results.

Financial Performance and Condition of Our Tenants

As of September 30, 2021, all of our rental revenues were derived from eight tenants. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor. Our revenues are, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.

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

Results of Operations

We were formed in April 2019 and acquired four properties in October 2019. We acquired one additional property in each of December 2019 and August 2020. In November 2020, we sold one property that we acquired in October 2019. As a result of the Merger on March 17, 2021, we acquired 19 properties. Additionally, we acquired one property in April 2021 and two properties in June 2021.

Comparison of the Nine and Three Months Ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Rental income	$19,158	$7,594	$8,090	$3,443
Total Revenue	19,158	7,594	8,090	3,443

Expenses:
Depreciation and Amortization Expense	5,601	1,692	2,464	732
General and Administrative Expense	4,644	3,263	2,052	933
Stock Based Compensation	1,820	3,884	816	3,872
Management Internalization Costs	-	12,360	-	12,360
Total Expenses	12,065	21,199	5,332	17,897

Income (Loss) from Operations	7,093	(13,605)	2,758	(14,454)
Other income
Interest income	40	153	21	-
Total other income	40	153	21	-
Net income (loss)	7,133	(13,452)	2,779	(14,454)
Preferred stock dividend	(4)	(12)	-	(4)
Net income attributable to non-controlling interests	(236)	(102)	(82)	(102)
Net income (loss) attributable to common shareholders	$6,893	$(13,566)	$2,697	$(14,560)

Revenues

Rental income for the nine months ended September 30, 2021 increased by approximately $11.6 million, to approximately $19.2 million, compared to approximately $7.6 million for the nine months ended September 30, 2020. The increase in rental revenue was primarily attributable to:

•

Our Mount Dora, Florida property, which we acquired in August 2020, generated approximately $5.4 million of rental income during the nine months ended September 30, 2021 and approximately $1.1 million of rental income during the nine months ended September 30, 2020.

•

The nineteen properties we acquired in March 2021 in connection with the Merger generated approximately $5.2 million of rental revenue in 2021, representing the period from Merger closing on March 17, 2021 to September 30, 2021.

•

Approximately $0.9 million of the increase in rental revenue is attributable to annual rent escalations from properties we acquired in prior periods and rental income from funding of tenant improvements.

•	The three properties we acquired during the second quarter of 2021 generated approximately $1.5 million of rental income during the nine months ended September 30, 2021.

•	The property we sold in November 2020 generated approximately $0.4 million of rental income for the nine months ended September 30, 2020.

Rental income for the three months ended September 30, 2021, increased by approximately $4.6 million, to approximately $8.1 million, compared to approximately $3.4 million for the three months ended September 30, 2020. The increase in rental revenue was primarily attributable to:

•

Our Mount Dora, Florida property, which we acquired in August 2020, generated approximately $1.8 million of rental income for the three months ended September 30, 2021 and approximately $1.1 million of rental income during the three months ended September 30, 2020.

•	The nineteen properties we acquired in March 2021 in connection with the Merger generated approximately $2.5 million of rental income for the three months ended September 30, 2021.

•

Approximately $0.2 million of the increase in rental income is attributable to annual rent escalations from properties we acquired in prior periods and rental income from funding of tenant improvements.

•	The three properties we acquired during the second quarter of 2021 generated approximately $1.4 million of rental income during the three months ended September 30, 2021.

•	The property we sold in November 2020 generated approximately $0.1 million of rental income for the three months ended September 30, 2020.

Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2021, increased by approximately $3.9 million to approximately $5.6 million, compared to $1.7 million for the nine months ended September 30, 2020, due to the acquisition of one property in August 2020, the impact of the 19 properties acquired in March 2021 in connection with the Merger and the acquisition of three properties during the second quarter of 2021.

Depreciation expense for the three months ended September 30, 2021, increased by approximately $1.8 million to approximately $2.5 million, compared to $0.7 million for the three months ended September 30, 2020, due to the acquisition of one property in August 2020, the impact of the 19 properties acquired in March 2021 in connection with the Merger and the acquisition of three properties during the second quarter of 2021.

Stock Based Compensation

Stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was approximately $1.8 million and $3.9 million, respectively. Prior to our IPO, we granted 127,176 RSUs to an officer and certain of our directors. As of September 30, 2021, all unvested RSUs vested, resulting in $1.8 million of expense during the nine months ended September 30, 2021.

Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was approximately $0.8 million and $3.9 million, respectively. The Company expensed approximately $0.8 million related to RSUs during the three months ended September 30, 2021

In conjunction with our internalization on July 15, 2020, the Company issued stock options valued at approximately $3.9 million which are included in Stock Based Compensation for the three and nine months ended September 30, 2020.

General and Administrative Expense

The following table summarizes general and administrative costs for the nine and three months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Payroll	$2,061	$221	$735	$221
Legal and professional	1,317	1,634	540	578
Management fees	-	657	-	-
Reimbursements to our manager	-	351	-	40
Other	1,266	400	777	94
Total	$4,644	$3,263	$2,052	$933

General and administrative expense for the nine months ended September 30, 2021 increased by approximately $1.4 million, to approximately $4.6 million, compared to $3.3 million for the nine months ended September 30, 2020. The increase in general and administrative expense was primarily due to expenses incurred to register shares issued prior to our IPO and increased payroll, investor relations and insurance related to the merged company and becoming a public company, partially offset by the elimination of management fees and reimbursements to our former manager.

General and administrative expense for the three months ended September 30, 2021 increased by approximately $1.1 million, to approximately $2.1 million, compared to $0.9 million for the three months ended September 30, 2020. The increase in general and administrative expense was primarily due to expenses incurred to register shares issued prior to our IPO and increased payroll, investor relations and insurance related to the merged company and becoming a public company, partially offset by the elimination of reimbursements to our former manager.

Management Internalization

In connection with the internalization of our outside manager on July 15, 2020, the Operating Partnership issued 419,798 OP Units valued at $8,395,960, the Company issued 152,654 shares of its common stock valued at $3,053,079 and incurred $911,289 in legal, severance and professional costs.

Other Income

Interest income declined during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to lower interest rates.

Interest income increased during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to higher cash balances in money market accounts.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Net cash provided by operating activities	$15,774	$4,123
Net cash provided by (used in) investing activities	$9,112	$(65,054)
Net cash provided by (used in) financing activities	$123,308	$(1,018)
Ending cash and cash equivalents	$167,811	$4,952

Cash flows provided by operating activities for the nine months ended September 30, 2021 and 2020 were approximately $15.8 million and $4.1 million, respectively. Cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses.

Cash flows provided by investing activities for the nine months ended September 30, 2021 were approximately $9.1 million. In connection with the Merger, we acquired $64.4 million of cash, partially offset by $2.1 million of Merger transaction related costs, $8.4 million advanced for tenant improvements, and $44.7 million related to the purchase of investments in real estate. Cash flows used in investing activities for the nine months ended September 30, 2020 were approximately $65.1 million, and were related to the expansion of the Lincoln, IL property and the purchase of the Mount Dora, FL property.

Cash flows provided by financing activities for the nine months ended September 30, 2021 were approximately $123.3 million, and were primarily related to approximately $133.1 million in net proceeds from our issuance of common stock, partially offset by approximately $9.3 million in dividend payments to holders of our common stock, as well as distributions to OP units and restricted stock unit holders and Series A Preferred Stock dividends of $0.4 million and approximately $0.1 million related to the redemption of Series A Preferred Stock. Cash flows used in financing activities during the nine months ended September 30, 2020 were approximately $1.0 million, and were related to approximately $1.1 million in dividend payments to holders of our common stock and Series A Preferred Stock dividends offset by approximately $50,000 received for an exercised option.

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

In August 2019 we issued 7,060,250 shares of our common stock, resulting in net proceeds to us of approximately $131.5 million. In December 2020 we issued 745,241 shares of our common stock, resulting in net proceeds to us of approximately $15.7 million. In January and February 2021, we issued 1,871,932 shares of our common stock, resulting in net proceeds to us of approximately $39.6 million. In connection with the Merger we acquired $64.4 million of cash. In August 2021, we issued 3,905,950 shares of our common stock, in connection with our IPO, resulting in net proceeds to us of approximately $93.5 million. As of September 30, 2021, we had approximately $167.8 million in cash.

Initial Public Offering

On August 13, 2021, we completed our IPO of 3,905,950 shares of our common stock, par value $0.01 per share at a public offering price of $26.00 per share for gross proceeds of approximately $102 million, before deducting placement agent fees and offering expenses. Net proceeds from the IPO were approximately $93.5 million.

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

Dividends

We are required to pay dividends to our stockholders at least equal to 90% of our taxable income in order to maintain our qualification as a REIT. As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During 2020, we declared cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP units totaling approximately $6.2 million ($0.84 per share), and cash dividends on our Series A Preferred Stock totaling approximately $15,625. During the nine months ended September 30, 2021, we declared cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP units totaling approximately $11.4 million ($0.71 per share) and cash dividends on our Series A Preferred Stock totaling approximately $4,167. Our Series A Preferred Stock was redeemed in full on April 6, 2021.

Contractual Obligations

As of September 30, 2021, we have aggregate unfunded commitments to invest $32.5 million for the development and improvement of our existing properties.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the nine and three months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

	For the Nine Months ended September 30,		For the Three Months ended September 30,
	2021	2020	2021	2020

Net income (loss) attributable to common stockholders	$6,893	$(13,566)	$2,697	$(14,560)
Real estate depreciation and amortization	5,601	1,692	2,464	732
FFO attributable to common stockholders	12,494	(11,874)	5,161	(13,828)
Stock- based compensation	1,820	3,884	816	3,872
Management Internalization Costs	-	12,360	-	12,360
AFFO attributable to common stockholders	$14,314	$4,370	$5,977	$2,404
FFO per share – basic	$0.80	$(1.67)	$0.27	$(1.92)
FFO per share – diluted	$0.80	$(1.67)	$0.26	$(1.92)
AFFO per share – basic	$0.92	$0.62	$0.31	$0.33
AFFO per share – diluted	$0.92	$0.62	$0.31	$0.33
Weighted average shares outstanding – basic	15,588,544	7,103,706	19,410,307	7,188,015
Weighted average shares outstanding – diluted	15,637,064	7,103,706	19,555,867	7,188,015

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

The weighted-average valuation assumptions were determined as follows:

•

Risk-free interest rate: we based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period which were commensurate with the assumed expected option term.

•	Expected annual dividends: we considered our then current yield, expected future yield and the average yield on similar stocks in estimating our expected annual dividends at 6.0%.

•	Expected stock price volatility: the expected volatility used was based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.

•

Expected term of options: the expected term of options represents the period of time options were expected to be outstanding. The expected term of the options granted was derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2021, we have not issued any debt and have no debt outstanding, so we are not exposed to interest rate changes. If we were to issue debt or enter into a credit facility in the future, we would be exposed to interest rate changes. At this time, we have no plans to issue debt instruments. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

We received net proceeds of approximately $93.5 million, after deducting placement agent fees of $6.1 million and offering expenses of $1.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	Filing Date	Exhibit	File Number
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc.	S-11	6/21/21	3.1	333-257253
3.2	Amended and Restated Bylaws of NewLake Capital Partners, Inc.	S-11/A	7/23/21	3.2	333-257253
10.1	Amended and Restated Agreement of Limited Partnership of NLCP Operating Partnership LP	S-11	6/21/21	10.1	333-257253
10.2+	NewLake Capital Partners, Inc. 2021 Equity Incentive Plan	8-K	8/17/21	10.1	333-257253
10.3+	Employment Agreement between NewLake Capital Partners, Inc. and David Weinstein	S-11	6/21/21	10.4	333-257253
10.4+	Employment Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio	S-11	6/21/21	10.5	333-257253
10.5+	Employment Agreement between NewLake Capital Partners, Inc. and Fredric Starker	S-11	6/21/21	10.6	333-257253
10.6+	Indemnification Agreement between NewLake Capital Partners, Inc. and David Weinstein	S-11	6/21/21	10.7	333-257253
10.7+	Indemnification Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio	S-11	6/21/21	10.8	333-257253
10.8+	Indemnification Agreement between NewLake Capital Partners, Inc. and Fredric Starker	S-11	6/21/21	10.9	333-257253
10.9+	Indemnification Agreement between NewLake Capital Partners, Inc. and Gordon DuGan	S-11	6/21/21	10.10	333-257253
10.10+	Indemnification Agreement between NewLake Capital Partners, Inc. and Alan Carr	S-11	6/21/21	10.11	333-257253
10.11+	Indemnification Agreement between NewLake Capital Partners, Inc. and Joyce Johnson-Miller	S-11	6/21/21	10.12	333-257253
10.12+	Indemnification Agreement between NewLake Capital Partners, Inc. and Peter Kadens	S-11	6/21/21	10.13	333-257253
10.13+	Indemnification Agreement between NewLake Capital Partners, Inc. and Peter Martay	S-11	6/21/21	10.14	333-257253
10.14	Form of Nonqualified Stock Option Grant Agreement	S-11	6/21/21	10.18	333-257253
10.15	Form of Placement Agent Agreement	S-11/A	8/9/21	10.19	333-257253
10.16	Form of Escrow Agent Agreement	S-11/A	7/23/21	10.20	333-257253
10.17	Form of Securities Purchase Agreement	S-11/A	7/23/21	10.21	333-257253
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: November 12, 2021	By:	/s/ David Weinstein
Name: David Weinstein
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Fredric Starker
Name: Fredric Starker
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)