Form 10-K
period 2021-12-31
NewLake Capital Partners, Inc.
filed 2022-03-18
CIK 1854964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-56327

NewLake Capital Partners, Inc.

(Exact name of registrant as specified in its charter)

Maryland	83-4400045
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

27 Pine Street, Suite 50, New Canaan CT 06840	203-594-1402
(Address of principal executive offices)	(Registrants Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                           Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                       Yes  ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                           Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                  Accelerated filer ☐                 Non-accelerated filer ☒                  Smaller reporting company ☒         Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            Yes  ☐       No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          Yes ☐        No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐        No ☒

As of June 30, 2021, the last day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common stock. The registrant's common stock began trading on the OTCQX Best Market operated by the OTC Markets Group, Inc. on August 20, 2021.

The number of shares of the registrant's common stock outstanding on March 15, 2022 was 21,238,916.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

NewLake Capital Partners, Inc.

FORM 10-K

DECEMBER 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, our pro forma financial statements and all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “continue,” “could,” “expect,” “may,” “will,” “should,” “would,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimates” “forecast,” “project,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward- looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;

•	the impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally;

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	other factors affecting the real estate industry generally;

•	the competitive environment in which we operate;

•	the estimated growth in and evolving market dynamics of the regulated cannabis market;

•	the expected medical-use or adult-use cannabis legalization in certain states;

•	shifts in public opinion regarding regulated cannabis;

•	the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;

•	the risks associated with the development of cultivation centers and dispensaries;

•	our ability to successfully identify opportunities in target markets;

•	our lack of an extensive operating history;

•	our tenants’ lack of operating history;

•	the concentration of our tenants in certain geographical areas;

•	our failure to generate sufficient cash flows to service any outstanding indebtedness we may incur in the future;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	our failure to acquire the properties in our identified pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to properly assess employment growth or other trends in target markets and other markets in which we seek to invest;

•	lack or insufficient amounts of insurance;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	our access to certain financial resources, including banks and other financial institutions;

•	our failure to successfully operate acquired properties;

•	our ability to operate successfully as a public company;

•	our dependence on key personnel and ability to identify, hire and retain qualified personnel in the future;

•	conflicts of interests with our officers and/or directors stemming from their fiduciary duties to other entities, including our operating partnership;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	fluctuations in interest rates and increased operating costs;

•	financial market fluctuations;

•	general volatility of the market price of our common stock;

•	reduced liquidity of our common stock resulting from limited availability of clearing firms that will settle our securities offerings;

•	changes in GAAP;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a REIT for federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. You should not place undue reliance on any forward- looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section titled “Risk Factors.”

PART I

ITEM 1. BUSINESS

General

As used herein, the terms “we”, “us”, “our” or the “Company” refer to NewLake Capital Partners, Inc., a Maryland corporation, and any of our subsidiaries, including NLCP Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”).

We are an internally-managed Maryland corporation and a leading provider of real estate capital to state-licensed cannabis operators through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. We were organized in Maryland on April 9, 2019, as GreenAcreage Real Estate Corp. On March 17, 2021, we completed a merger (see “The Merger” below) and subsequently changed our name to NewLake Capital Partners, Inc. We have elected to be taxed as a REIT beginning with our short taxable year ended December 31, 2019 and intend to operate our business so as to continue to qualify as a REIT.

Our tenants operate in the fast-growing cannabis industry. We supply necessary real estate capital primarily to companies that cultivate, produce and/or dispense cannabis. We believe we fill a need in an underserved market that has been created by, among other factors, the misalignment of federal and state legislation regarding cannabis. Moreover, we believe the banking industry’s general reluctance to finance owners of cannabis-related facilities, coupled with the owners’ need for capital to fund the growth of their operations, should result in significant opportunities for us to acquire industrial properties and dispensaries that provide stable and increasing rental revenue along with the potential for long-term appreciation in value.

2021 Highlights

On March 17, 2021, we completed the acquisition of a separate company that owned a portfolio of industrial properties and dispensaries utilized in the cannabis industry (see “The Merger” below). On August 13, 2021, we completed our initial public offering of 3,905,950 shares of our common stock, par value $0.01 per share for gross proceeds of approximately $102 million, before deducting placement agent fees and offering expenses. Our common stock trades on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.

As of December 31, 2021, we owned a geographically diversified portfolio consisting of 28 properties across 11 states with nine tenants, comprised of 17 dispensaries and 11 cultivation facilities. Additionally, during the fourth quarter, we funded a mortgage loan collateralized by a cultivation and processing facility. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. As of December 31, 2021, we have aggregate unfunded commitments to invest $24.0 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts, Missouri and Pennsylvania. Our leases are generally structured to disburse capital over specified periods of time. Generally, the leases also contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed. Our Pennsylvania cultivation facility is currently paying rent on approximately $7.0 million of unfunded capital.

As of December 31, 2021, we had $3.8 million of debt via a seller financing and our owned properties had a weighted average remaining lease term of 14.5 years. Our tenants include affiliates of what we believe to be some of the leading and most well-capitalized companies in the industry, such as Curaleaf, Cresco Labs, Trulieve and Columbia Care. All of our leases, and the secured loan, include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor.

Rental income for the year ended December 31, 2021 increased by approximately $15.9 million, to approximately $27.6 million, compared to approximately $11.7 million for the year ended December 31, 2020. During the year ended December 31, 2021, we declared cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our limited partnership interests in our Operating Partnership ("OP Units") totaling approximately $18.1 million ($1.02 per share/unit).

Our Target Markets

As of December 31, 2021, we owned properties in the following 11 states: Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, North Dakota, Ohio and Pennsylvania. We focus on states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. We believe that states with licensing limitations and more rigorous licensing requirements present more attractive investment opportunities because the operators are likely to be better capitalized and the properties more valuable for remarketing, should the need arise. Additionally, in states that have a more relaxed regulatory environment, strict municipal laws or regulations may present similar locally attractive opportunities.

Transporting cannabis across state lines remains illegal. As a result, each state has its own supply and demand dynamics that are largely driven by how the state devised its cannabis laws and regulations. For this reason, we prioritize states that present dynamics constructive to the credit risk of the tenant. We focus on population, licensing limits, approved medical conditions and number of licenses, among other factors. Limited-license jurisdictions typically have more restrictions resulting in fewer licensees and creating a natural barrier to entry. This leads to a more favorable operating environment for our lessees, which we believe reduces their credit risk relative to operators in states with unlimited licenses.

Our Properties

We believe that our focus on cannabis properties in limited-license jurisdictions, where the property is an integral part of the license application process and moving the licensee’s operations from one location to another would require regulatory or other approvals, provides the opportunity to capture rental income on properties with above-market property level cash flows and greater re-leasing probability as these properties are generally in high demand. Generally, a tenant’s ability to meet rental obligations is strongly correlated to the tenant’s revenues derived from the property. In our experience, cannabis operations in limited-license jurisdictions generally have less competition and produce a higher revenue per square foot than unlimited-license cannabis jurisdictions, as well as traditional industrial and retail businesses. We believe that our portfolio has a property rent coverage (generally, the ability of the tenant to generate income sufficient to satisfy its rent and other financial obligations) that is significantly greater than the average for the overall commercial real estate industry.

Risk Management

We are focused on further creating a diversified portfolio based on tenants, geographical concentration and license concentration (i.e., dispensary vs. cultivation). In completing rigorous asset-level and tenant due diligence, we draw upon a pool of highly experienced professionals within our management team, investment committee and third parties to underwrite, evaluate and diligence investment opportunities. We obtain third-party property condition reports, environmental reviews and other customary diligence items.

Our underwriting criteria primarily focuses on:

Tenant Character

This criterion focuses on the tenant’s reputation (as perceived by us) and track record of paying debts. Our evaluation goes beyond these criteria to understand the tenant’s ability to manage in a highly regulated and complex industry and meet a rigorous set of state licensing requirements. We will continue to target operators that have experience in the industry and have built a positive reputation.

Financial Stability and Capacity

We evaluate a tenant and financial guarantor’s financial stability and capacity to meet all their respective obligations, including rent, insurance and taxes by evaluating their respective balance sheet, cash flow and net income history and projections. Reviewing these financial statements and projections, inclusive of key assumptions, provides a window into a tenant and financial guarantor’s ability to meet all financial obligations. In instances of tenants pursuing growth strategies where profitability is delayed, we evaluate a tenant’s liquidity and capital resources to withstand losses and achieve cash flow necessary to fulfill its obligations.

Ongoing monitoring of tenant credit quality is an important element of our risk management activity. We review, on a quarterly basis, tenant and guarantor financial statements, when available, and perform ongoing monitoring of tenant and guarantor announcements pertaining to their business operations and financial performance. We perform certain financial analysis on tenant and guarantor financial statements, when available, to understand the tenant’s ability to meet financial obligations when due, as well as the revenue and cash flows derived from the properties we own. We also benchmark financial performance at the properties we own to other cannabis properties, to the extent such information is available.

Access to Capital

Capital and access to capital are critical to the success of high-growth businesses. We assess a tenant’s ability to withstand varying market conditions, adjust to an evolving market landscape, invest in capabilities necessary to remain competitive and fund operating losses, if applicable.

Real Estate

We seek to ensure that our facilities are considered mission-critical to our tenants, which positions us high in their cash flow priorities. We focus on states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. Furthermore, we focus on potential non-cannabis alternative uses for properties we own, as well as standard real estate metrics such as the cost-basis, price per square foot and replacement cost-basis to minimize risk from shifts in industry dynamics or regulatory developments. We also focus on the ability of a facility to produce expected revenue based on cultivation capacity, harvest cycles and pricing in each unique market and then evaluate each transaction using rent as a percentage of revenue, in order to underwrite a property’s ability to generate free cash flow for the tenant.

Other Conditions

This category encompasses industry conditions, tenant circumstances and transaction terms. We focus on segments of the legal cannabis industry that present long-term sustainable trends supporting the success of our tenant and security of our contractual cash flow. Additionally, we evaluate the tenant’s use for the property relative to its other activities, as well as its positioning in the marketplace. We may also negotiate the terms of our leases to provide additional protection for our Company when we deem necessary.

Pursuant to our triple-net leases, tenants are responsible for the ongoing expenses of a property (including taxes and insurance), in addition to the tenants’ rent obligations. We monitor all lease provisions to ensure strict compliance, including any tenant improvement funds that may be distributed. Additionally, our leases typically require tenant financials to be delivered on a regular basis and documentation to demonstrate compliance with all state laws, rules and cannabis regulations. When distributing tenant improvement funds, we engage a third-party to review each reimbursement request for accuracy, completion of work and proof of payment prior to disbursement.

Our Investment Strategy

The regulated state-legal cannabis industry is rapidly expanding, and we believe presents a compelling opportunity to invest in revenue-centric industrial and retail real estate that is mission-critical to the industry. According to BDSA, cannabis sales in the U.S. are expected to reach $30 billion in 2022, more than double the $12.1 billion of sales in 2019. This growth suggests that there is significant need for real estate capital as cannabis licensees pursue an aggressive national expansion strategy and the continued prohibition of cannabis under federal law limits the capital available to operators in the industry, creating a market opportunity for real estate companies like us. Furthermore, we expect that acquisition opportunities will continue to grow as additional states legalize medical-use and adult-use cannabis and license new retail dispensaries and cultivation operations.

To date, the status of cannabis under federal law has significantly limited the ability of state-licensed industry participants to fully access the U.S. banking system and traditional financing sources. Due in part to the lack of access to traditional financing sources, we believe that our sale-leaseback solutions are attractive to state licensed medical-use and adult-use cannabis retailers, cultivators and producers and non-dilutive to their shareholders. We anticipate that future changes in federal and state laws may ultimately open up financing options that have not been available in this industry. However, we believe that such changes will take time and that our sale-leaseback solutions will continue to be attractive to industry participants.

We intend to continue to take advantage of this market opportunity by purchasing medical-use and adult-use retail cannabis dispensaries, as well as cannabis cultivation and production facilities in states that permit medical-use and adult-use cannabis.

Our Financing Strategy

We intend to meet our long-term liquidity needs through cash flow from operations, the issuance of equity and debt securities, including common stock, preferred stock and long-term notes, and asset level financing from financial institutions. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price or cost of debt capital, respectively, is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our investment guidelines will initially provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

Distributions

In accordance with the requirements for maintaining REIT status, we intend to distribute to stockholders aggregate dividends equaling at least 90% of our REIT taxable income (determined without regard to the deduction of dividends paid and by excluding any net capital gain) for each taxable year and will endeavor to distribute at least 100% of our REIT taxable income so as not to be subject to federal income tax. Distributions of economic profits from our enterprise could be classified as return of capital due to differences between book and tax accounting rules. We may make additional returns of capital when the potential risk-adjusted returns from new investments fail to exceed our cost of capital. Subject to the limitations of applicable securities and state corporation laws, we can return capital by making purchases of our own capital stock or through payment of dividends.

Competition

The current market for properties that meet our investment objectives is limited. In addition, we believe finding properties that are appropriate for the specific use of allowing medical-use and adult-use cannabis operators may be limited as more competitors enter the market, and as regulated cannabis operators obtain greater access to alternative financing sources, including but not limited to equity and debt financing sources. For example, according to analysis by Viridian Capital Advisors, North American cannabis companies either closed or announced more than approximately $12.8 billion in capital in 2021.

We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis facilities. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry but have identified value in a real estate location that we may be interested in acquiring. In particular, we face competition from established companies in this industry, including Innovative Industrial Properties, Inc. (the largest publicly-traded cannabis-focused REIT listed in the U.S.) as well as local real estate investors, particularly for smaller retail assets. Recently, we have also seen competition from emerging debt funds. We believe that most cannabis cultivation facilities typically require capital in excess of $20.0 million, which could provide some barriers for smaller potential competitors.

These competitors may prevent us from acquiring desirable properties, may cause an increase in the price we must pay for properties or lower the yield on the properties we acquire. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms.

In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing regulated cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase substantially, resulting in increased demand and increased prices paid for these properties. Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to Nasdaq and/or the New York Stock Exchange). We compete for the acquisition of properties primarily based on their purchase price and lease terms. If we pay higher prices for properties or offer lease terms that are less attractive for us, our profitability may decrease, and investors may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Government Regulation

Federal Laws Applicable to the Medical-use and Adult-use Cannabis Industry

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (“CSA”). The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, both medical-use and adult-use cannabis are illegal under U.S. federal law. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. Although internal policies and Congressional actions have placed certain limitations on the federal government’s ability to enforce federal cannabis laws against businesses legally operating under the medical marijuana laws of a given state, as discussed below, there exists the possibility that the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the DOJ and the DEA, may enforce current federal law.

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources where states have enacted laws legalizing cannabis in some form and have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations was not a priority for the DOJ. Instead, the Cole Memo directed U.S. Attorney’s Offices discretion not to investigate or prosecute state law compliant participants in the medical cannabis industry who did not implicate certain identified federal government priorities, including preventing interstate diversion or distribution of cannabis to minors.

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutors when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future and it remains unclear what impact the Sessions Memo will have on the regulated cannabis industry, if any.

President Biden’s Attorney General, Merrick Garland, has not provided a clear policy directive for the U.S. as it pertains to state-legal cannabis- related activities. It is not yet known whether the DOJ under President Biden and Attorney General Garland will re-adopt the Cole Memo or announce a substantive cannabis enforcement policy, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce existing laws. During Attorney General Garland’s confirmation hearings in February 2021, he noted that non-violent, low-level cannabis enforcement is not an effective use of federal law enforcement resources, and he seemed generally supportive of states’ rights to legalize and regulate marijuana. He stopped short of confirming that the DOJ would reissue an updated version of the Cole Memo, however.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Commonly referred to as the “Rohrabacher-Blumenauer Amendment,” (or the “Rohrabacher-Farr Amendment”) this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 27, 2020, Congress passed an omnibus spending bill that again included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. Congress did not pass the next spending bill before the September 30, 2021 deadline. On December 3, 2021, President Biden signed the Further Extending Government Funding Act which included the Rohrabacher-Blumenauer Amendment, extending its application through February 18, 2022, which was further extended through a stopgap appropriations bill until March 11, 2022. On March 11, 2022, President Biden signed the omnibus spending bill which included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2022. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the U.S. Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Furthermore, while we target the acquisition of medical-use facilities in certain jurisdictions, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate, process and/or dispense adult-use cannabis as well as medical-use cannabis in our facilities, as permitted by state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision.

Federal prosecutors have significant discretion to investigate and prosecute suspected violations of federal law and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production, processing or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of medical-use and adult-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in cannabis facilities in the U.S., which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could impact our ability to operate and could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture. See “Risk Factors – Risks Related to Regulation.”

State Laws Applicable to the Medical-use and Adult-use Cannabis Industry

In most states that have legalized medical-use and adult-use cannabis in some form, the growing, processing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing, processing and/or dispensing of medical-use and adult-use cannabis. State and local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, regulations governing medical-use and/or adult-use cannabis programs (such as the type of cannabis products permitted under the program, qualifications and registration of health professionals that may recommend treatment with medical cannabis, and the types of medical conditions that qualify for medical cannabis), product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, local municipality bans on operations and operator licensing processes and renewals. As a result of these and other factors, if our tenants default under their leases, we may not be able to find new tenants that can successfully engage in the cultivation, processing or dispensing of medical-use or adult-use cannabis on the properties.

There is no guarantee that state laws legalizing and regulating the growing, processing, sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until Congress amends or repeals the CSA with respect to medical-use and/or adult-use cannabis and the President approves such action (and as to the timing or scope of any such potential amendment or repeal there can be no assurance), there is a risk that federal authorities may enforce current federal law. If the federal government begins to enforce federal laws relating to cannabis in states where the growing, processing, sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially and adversely affected.

Laws Applicable to Financial Services for Cannabis Industry

All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, all banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by cannabis- related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Concurrently with the FinCEN Memorandum, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories – “marijuana limited,” “marijuana priority,” and “marijuana termination” – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. FinCEN provides a lengthy (but not exhaustive) list of marijuana-related “red flags” in the FinCEN Memorandum that banks are obligated to be aware of and monitor for. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

As a result, many banks are hesitant to offer any banking services to cannabis-related businesses, including opening bank accounts. While we currently maintain banking relationships, our inability to maintain those accounts or the lack of access to bank accounts or other banking services in the future, would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges. Similarly, if our proposed tenants are unable to access banking services, they will not be able to enter into triple-net leasing arrangements with us, as our leases will require rent payments to be made by check or wire transfer.

The rescission of the Cole Memo has not yet affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow, modify or retract the guidelines of the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

In addition, for our tenants that are publicly-traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets.

The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See “Risk Factors – Risks Related to Regulation.”

Agricultural Regulation

The medical-use and adult-use cannabis properties that we own that are used primarily for cultivation and production of medical-use and adult-use cannabis are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment, and eminent domain.

Each governmental jurisdiction has its own distinct laws, ordinances and regulations governing the use of agricultural lands and water. Many such laws, ordinances and regulations seek to regulate water usage and water runoff because water can be in limited supply, as is the case in certain locations where our properties are located. In addition, runoff from rain or from irrigation is governed by laws, ordinances and regulations from state, local and federal governments. Additionally, if any of the water used on or running off from our properties flows to any rivers, streams, ponds, the ocean or other waters, there may be specific laws, ordinances and regulations governing the amount of pollutants, including sediments, nutrients and pesticides, that such water may contain.

We believe that our existing properties have, and other properties that we acquire in the future will have, sources of water, including wells and/or surface water that provide sufficient amounts of water necessary for the current operations at each location. However, should the need arise for additional water from wells and/or surface water sources, we may be required to obtain additional permits or approvals or to make other required notices prior to developing or using such water sources. Permits for drilling water wells or withdrawing surface water may be required by federal, state and local governmental entities pursuant to laws, ordinances, regulations or other requirements, and such permits may be difficult to obtain due to drought, the limited supply of available water within the districts of the states in which our properties are located or other reasons.

In addition to the regulation of water usage and water runoff, state, local and federal governments also seek to regulate the type, quantity and method of use of chemicals and materials for growing crops, including fertilizers, pesticides and nutrient rich materials. Such regulations could include restricting or preventing the use of such chemicals and materials near residential housing or near water sources. Further, some regulations have strictly forbidden or significantly limited the use of certain chemicals and materials. Licenses, permits and approvals must be obtained from governmental authorities requiring such licenses, permits and approvals before chemicals and materials can be used at grow facilities. Reports on the usage of such chemicals and materials must be submitted pursuant to applicable laws, ordinances, and regulations and the terms of the specific licenses, permits and approvals. Failure to comply with laws, ordinances and regulations, to obtain required licenses, permits and approvals or to comply with the terms of such licenses, permits and approvals could result in fines, penalties and/or imprisonment.

Because properties we own may be used for growing medical-use and adult-use cannabis, there may be other additional land use and zoning regulations at the state or local level that affect our properties that may not apply to other types of agricultural uses. For example, certain states in which our properties are located require stringent security systems in place at grow facilities and require stringent procedures for disposal of waste materials.

As an owner of cultivation facilities, we may be liable or responsible for the actions or inactions of our tenants with respect to these laws, regulations and ordinances.

Environmental Matters

Our properties and the operations thereon are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances. Our properties and the operations thereon are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our properties. Although we believe that we and our tenants are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties and liabilities, including those relating to claims for damages to persons, property or the environment resulting from operations at our properties. Furthermore, many of our properties have been repurposed for regulated cannabis operations, and historically were utilized for other purposes, including heavy industrial uses, which expose us to additional risks associated with historical releases of substances at the properties.

Real Estate Industry Regulation

Generally, the ownership and operation of real properties are subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, wastewater, storm water runoff and lien sale rights and procedures. These laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

Americans with Disabilities Act

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

Available Information

We make available to the public free of charge through our internet website our Definitive Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). Our internet website address is www.newlake.com. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Human Capital Resources

At December 31, 2021, we had seven employees. Our employees are our most valuable asset and critical to our long-term success. We believe we have created an inclusive and engaging work environment, where each person is an integrated member of the team. We meet regularly as a full team, including throughout the COVID-19 pandemic, and each member is encouraged to actively participate in a wide range of topics relating to our company’s business activities.

We are also committed to the health and safety of our employees. During 2020 and to date, as a result of the COVID-19 pandemic, we have implemented a number of safety protocols to protect our employees, including remote working opportunities.

While we are a young company, having commenced operations in 2019 and completed our initial public offering in August 2021, we have a seasoned team of people with meaningful experience across real estate, cannabis and financial services. We believe that attracting, developing and retaining our team is a high priority. To that end, we believe we offer a highly competitive compensation (including salary, bonuses and equity) and benefits package for each member of our team, which include the following:

●	Comprehensive health insurance, including medical, dental and vision, to each employee at no cost to the employee;

●	At least three weeks of paid time off each year for each employee, which are in addition to Company holidays;

●	Life and Disability insurance; and

●	Company sponsorship of continuing education courses related to our Company’s business.

We are also proud to be an equal opportunity workplace and employer. We are committed to the principle of equal employment opportunity for all employees and to providing employees with an inclusive work environment free of discrimination and harassment. All employment decisions are based on qualifications, merit and business needs, without regard to race, color, creed, gender, religion, sex, national origin, ancestry, pregnancy, age, marital status, registered domestic partner status, sexual orientation, gender identity, protected medical condition, genetic information, physical or mental disability, veteran status, or any other status protected by the laws or regulations in the locations where we operate.

ITEM IA. RISK FACTORS

Summary of Risk Factors

Risks Related to Clearing Firms Settling Transactions of Companies Engaged in the Cannabis Industry

•	Risks related to engaging in certain capital raising activities and secondary trading in our common stock

Risks Related to Our Business

•	Risks related to COVID-19
•	Risks related to our very limited operating history
•	Risks related to our limited number of tenants
•	Risks related to the limited operating history of our tenants
•	Risks related to the guarantors of our tenant leases being unable to satisfy their obligations
•	Risks related to real estate assets and the real estate industry
•	Risks related to our ability to consummate future acquisitions
•	Risks related to the limited number of cannabis-related facilities
•	Risks related to the concentration of our properties in states allowing cannabis operations
•	Risks related to the demand for properties suitable for cannabis operations
•	Risks related to our acquisitions of dispensaries and entrance into leases with licensed operators for these properties
•	Risks related to the sale or re-leasing of properties suitable for cannabis operations
•	Risks related to impairment charges
•	Risks related to our tenants’ ability to maintain their licenses for cannabis operations
•	Risks related to the acquisition of properties “as-is”
•	Risks related to competition for the acquisition of properties
•	Risks related to potential liability for environmental matters and climate change
•	Risks related to the development and redevelopment of properties we acquire
•	Risks related to our tenants’ susceptibility to bankruptcy
•	Risks related to Section 280E of the Internal Revenue Code (the “Code”) and its effects on our tenants
•	Risks related to liability of uninsured losses
•	Risks related to our properties’ access to adequate water and power supplies
•	Risks related to obtaining various insurance policies
•	Risks related to purchase of properties subject to ground leases
•	Risks related to our status as an emerging growth company and smaller reporting company
•	Risks related to the costs of becoming a public company
•	Risks related to the Sarbanes-Oxley Act

Risks Related to Regulation

•	Risks related to enforcement of federal laws regarding cannabis
•	Risks related to engaging in operations for the adult-use of cannabis
•	Risks related to the potential for new federal, state or local laws
•	Risks related to FDA regulation of cannabis
•	Risks related to the service of banks and other financial institutions
•	Risks related to owners of properties located in close proximity to our properties
•	Risks related to changing laws and regulations affecting the regulated cannabis industry
•	Risks related to the potential forfeit of assets leased to cannabis businesses
•	Risks related to accessing bankruptcy courts
•	Risks related to our properties being subject to extensive regulations

Risks Related to Financing Our Business

•	Risks related to external sources of capital
•	Risks related to significant debt
•	Risks related to restrictive covenants
•	Risks related to interest rate fluctuations
•	Risks related to bank credit facilities and the need for additional collateral

Risks Related to Our Organization and Structure

•	Risks related to our senior management
•	Risks related to key personnel
•	Risks related to certain stockholders’ rights to nominate members of our board
•	Risks related to changes to our investment strategies by our board
•	Risks related to certain provisions of Maryland law
•	Risks related to our authorized but unissued shares of common and preferred stock
•	Risks related to severance agreements
•	Risks related to our company structure and structurally subordinated rights of payment
•	Risks related to our operating partnership issuing additional OP Units
•	Risks related to conflicts of interest between stockholders and holders of OP Units
•	Risks related to limitations on rights to take action against our directors and officers
•	Risks related to the difficulty of removing directors
•	Risks related to ownership limits which may restrict change in control
•	Risks related to operating our business to avoid registration as an investment company

Risks Related to Our Securities

•	Risks related to the volatility of the market price of our common stock
•	Risks related to common stock and preferred stock eligible for future sale on share price
•	Risks related to our ability to make distributions and their reflection of our performance
•	Risks related to the effect of distributions on the price of our common stock
•	Risks related to securities analysts, effect on the price of our common stock

Risks Related to Our Taxation as a REIT

•	Risks related to failure to maintain our qualification as a REIT
•	Risks related to REIT distribution requirements
•	Risks related to Section 280E of the Code and the possible effect on our REIT status
•	Risks related to complying with REIT requirements
•	Risks related to the tax on prohibited transactions
•	Risks related to the ability of our board to revoke our REIT election
•	Risks related to dividends payable by REITs and their tax implications
•	Risks related to re-characterization of sale-leaseback transactions
•	Risks related to non-U.S. stockholders
•	Risks related to legislative, regulatory or administrative changes

General Risk Factors

•	Risks related to cyberattacks
•	Risks related to events not discussed herein

The following risk factors may adversely affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock, as further described in each risk factor below. In addition to the information set forth herein, one should carefully review and consider the information contained in our other reports and filings that we make with the SEC from time to time. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us or are out of our control, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. Additional information regarding forward-looking statements is included herein.

Risks Related to Clearing Firms Settling Transactions of Companies Engaged in the Cannabis Industry

Many clearing firms in the United States are prohibited or very limited in their ability to settle securities of companies engaged in the cannabis industry, which could adversely impact our ability to raise funds in the capital markets.

In the United States, many clearing firms for broker-dealers are prohibited by their internal policies or otherwise have refused to settle sales of securities offerings of companies engaged in the cannabis industry. We lease industrial properties and dispensaries to tenants who operate in the cannabis industry, and thus many clearing firms and other market participants consider us to be engaged in the cannabis industry. Therefore, the number of clearing firms that will settle our securities offerings, or secondary sales of our common stock, is extremely limited. This means that broker-dealers that we may engage to sell our securities, will have few alternatives for clearing firms that will settle such transactions. This limitation is more pronounced for companies, like ours, that have securities that trade on the OTCQX rather than on a national securities exchange. Therefore, our access to the capital markets may be constrained, including having to rely on best efforts securities offerings as opposed to more traditional underwritten securities offerings. Additionally, limitations on settling secondary sales of our securities may limit the marketability and daily trading volume of our securities. These conditions may adversely impact our ability to raise funds in the capital markets and fully execute our business plans as, the amount of proceeds we raise in best efforts securities offerings may be substantially less than the amount that we expect. Given the level of regulation and scrutiny of the cannabis industry by stock exchanges and other regulators, this condition may continue or become more pronounced in the future.

For additional risks related to the cannabis industry, see “Risks Related to Regulation,” below.

Risks Related to Our Business

The COVID-19 pandemic, or the future outbreak of any other pandemic, could materially and adversely impact our tenants and their operations, and in turn our business (including our financial performance and condition).

Throughout 2020, 2021 and to date, the ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many countries, including the U.S., have instituted quarantines, mandated business and school closures and restricted travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants and their operations, and in turn on our business (including our financial performance and condition) due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant actions;

•

the temporary inability of consumers and patients to purchase our tenants’ cannabis products due to a number of factors, including but limited to illness, dispensary closures or limitations on operations (including but not limited to shortened operating hours, social distancing requirements and mandated “curbside only” pickup), quarantine, financial hardship, and “stay at home” orders, could severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•

difficulty accessing financing on attractive terms, or at all, may affect our access to capital necessary to fund business operations and our tenants’ ability to fund their business operations and meet their obligations to us;

•	workforce disruptions for our tenants, could result in a material reduction in our tenants’ cannabis cultivation, manufacturing, distribution and/or sales capacity;

•

because of the federal regulatory uncertainty relating to the regulated cannabis industry, our tenants may not be eligible for financial relief available to other businesses, including federal assistance programs;

•	restrictions on public events for the regulated cannabis industry limit the opportunity for our tenants to market and sell their products and promote their brands;

•	delays in construction at our properties may adversely impact our tenants’ ability to commence operations and generate revenues from projects;

•	a general decline in business activity in the regulated cannabis industry would adversely affect our ability to grow our portfolio of regulated cannabis properties; and

•	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would negatively impact our business continuity.

The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the continued scope, severity and duration of the pandemic, the actions taken to contain the outbreak or mitigate its impact (including the success of any vaccine), and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others. COVID-19 presents material uncertainty and risks with respect to our business (including our financial performance and condition).

We have a limited operating history and operate in an industry in its very early stages of development.

On March 17, 2021, we consummated the Merger, pursuant to which we combined our company with a Maryland corporation organized in April 2019 under the name New Lake Capital Partners, Inc. (the "Target"), which owned a portfolio of industrial properties and dispensaries utilized in the cannabis industry. See “Management's Discussion and Analysis of Financial Condition and Results of Operations —The Merger.” Thus, we have a very limited operating history as a combined company and, further, the Target and we were each formed in 2019, and likewise had limited operating histories as standalone companies even prior to the Merger. We are subject to many of the business risks and uncertainties associated with any new business enterprise. Furthermore, our tenants and properties are concentrated in the regulated cannabis industry, an industry in its very early stages of development with significant uncertainties, and we cannot predict how tenant demand and competition for these properties will change over time. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the evolution of tenant demand for regulated cannabis facilities, competition, the evolution of alternative capital sources for potential tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the regulated cannabis industry, conditions in the financial markets and economic conditions.

We have a very limited number of tenants, and the inability of any single tenant to make its lease payments could materially and adversely affect our business (including our financial performance and condition).

We have a very limited number of tenants. As of December 31, 2021, we owned 28 total properties that were leased to a total of nine tenants. Our nine tenants each represent aggregate annualized rental revenues (represented by annualized monthly base rent of executed leases which were in effect as of December 31, 2021) for the quarter ended December 31, 2021 as follows: Curaleaf (25.8%); Cresco Labs (17.2%); Trulieve (14.7%); Revolutionary Clinics (14.0%); Columbia Care (10.9%); Acreage (8.1%); Organic Remedies (5.1%); Mint (2.6%); and PharmaCann (1.6%). Additionally, during the fourth quarter, the Company funded a mortgage loan to Hero Diversified Associates Inc. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. Lease payment defaults by any of our tenants or a significant decline in the value of any single property could materially and adversely affect our business (including our financial performance and condition). Our lack of tenant diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

In addition, failure by any of our tenants to comply with the terms of its lease agreement with us could require us to find another lessee for the applicable property. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing that property. Furthermore, we cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss.

The tenant concentration risk (and related risk of tenant defaults) may be more pronounced in the cannabis industry due to the fact that many tenants have limited operating histories. See “Risk Factors—Risks Related to Our Business—Our tenants have limited operating histories and may be more susceptible to payment and other lease defaults, which could materially and adversely affect our business (including our financial performance and condition).” The result of any of the foregoing risks could materially and adversely affect our business (including our financial performance and condition).

Our tenants and borrower have limited operating histories and may be more susceptible to payment and other lease and loan defaults, which could materially and adversely affect our business (including our financial performance and condition).

As of December 31, 2021, our properties were 100% leased to nine tenants and our loan was to one borrower. Single tenants currently occupy our properties, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is sometimes little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to, regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result, it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our business (including our financial performance and condition).

Some of our existing tenants are, and we expect that some of our future tenants will be, companies with limited histories of operations that are not profitable when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. Some of our current tenants are not profitable and have experienced losses since inception, or have been profitable for only a short period of time. As a result, some of our current tenants have made, and we expect that some of our future tenants will make, initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand, including cash received from debt financings.

In addition, in general, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products, and have limited access to traditional forms of financing. The success of our tenants will heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework.

We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to its limited operating history and the uncertain regulatory environment in the U.S. relating to the cannabis industry (for more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”).

Some of our tenants are subject to significant debt obligations and may rely on debt financing to make rent payments to us. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their business plans or prospects, the regulatory environment in which they operate or in general economic conditions. In addition, the payment of rent and debt service may reduce the working capital available to tenants for the start-up phase of their businesses. Furthermore, we may be unable to monitor and evaluate tenant credit quality on an on-going basis.

Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of cannabis cultivation, production and retail facilities are generally subject to extensive state licensing requirements. Furthermore, we will not operate any of the facilities that we purchase.

If the guarantors of our tenant leases and loan are unable to satisfy their obligations to us in connection with a default by the tenant or borrower, it could have a material adverse effect on our business (including our financial performance and condition).

Currently, all of our leases and our loan include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor. Although we seek to obtain a parent or affiliated entity guaranty of the obligations of our tenants or borrower under their agreements, in some cases, the guarantor may have no material direct operations as a stand-alone entity. For example, in circumstances where the guarantor is a parent holding company, its assets are likely comprised primarily of the equity interests it directly or indirectly holds in its subsidiaries, with such subsidiaries directly holding dispensary, or cultivation and production operations and related operating assets. As a result, those parent holding company guarantors will be dependent on equity and debt financings, loans, and dividends, distributions and other payments from their subsidiaries to generate the funds necessary to meet any future financial obligations as guarantor of a lease of its subsidiary. Furthermore, a subsidiary is legally distinct from its parent company and other affiliated entities and may be prohibited or restricted from paying dividends or distributions, or otherwise making funds available to its parent company under certain conditions. If a parent holding company guarantor is unable to obtain funds from its subsidiaries, it may be unable to meet future obligations, if any, as a guarantor of leases or loan between its subsidiaries and us. If the guarantors of our tenants’ leases or borrowers’ loan are unable to satisfy their obligations to us as guarantors, it could materially and adversely affect our business (including our financial performance and condition).

Our business is subject to risks associated with real estate assets and the real estate industry, which could materially and adversely affect our business (including our financial performance and condition).

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “Risks Related to Our Business,” as well as the following:

•	oversupply or reduction in demand in our markets;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•

vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including hurricanes, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changes in submarket demographics; and

•	changes in traffic patterns.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which could materially and adversely affect our business (including our financial performance and condition).

Our growth will depend upon future acquisitions of cannabis-related facilities, and we may be unable to consummate acquisitions on advantageous terms or at all.

Our growth strategy is focused on the acquisition of industrial properties and dispensaries that are leased to tenants that are well positioned to benefit from the growth of the cannabis industry and for whom such real estate is operationally strategic to their business. Our ability to acquire these real estate assets on favorable terms is subject to the following risks, among others:

•

significantly increased competition from other potential acquirers or increased availability of alternative debt and equity financing sources for tenants may significantly increase the purchase price of a desired property and/or negatively impact the lease terms we are able to secure with our tenants;

•	we may not successfully purchase and lease our properties to meet our expectations;

•	we may be unable to obtain the necessary equity or debt financing to consummate an acquisition on satisfactory terms or at all;

•

agreements for the acquisition of properties are typically subject to closing conditions, including satisfactory completion of due diligence investigations, and we may spend significant time and money and divert management attention on potential acquisitions that we do not consummate; and

•	we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, against the former owners of the properties.

Our failure to consummate acquisitions on advantageous terms without substantial expense or delay would impede our growth and negatively affect our business (including our financial performance and condition).

There may only be a limited number of cannabis-related facilities located in our target jurisdictions operated by suitable tenants available for us to acquire, which could materially and adversely affect our growth prospects.

We target primarily cannabis cultivation and dispensary facilities for acquisition and leasing to licensed operators under triple-net lease agreements. We also target properties owned by established operators or operators that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. In light of the current regulatory landscape regarding cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever- changing federal and state regulatory landscape, we may have only a limited number of cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources over time, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our growth prospects.

Our properties are, and are expected to continue to be, geographically concentrated in states that permit cannabis cultivation and dispensing, and we will be subject to social, political and economic risks of doing business in these states.

As of December 31, 2021, we owned 28 properties in 11 states, and we expect that the properties that we acquire in the future will be geographically concentrated in these states and other states that have established cannabis use programs. We focus on states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. Circumstances and developments related to operations in these markets that could materially negatively affect our business (including our financial performance and condition) include, but are not limited to, the following factors:

•	the state cannabis market fails to develop and grow in ways that we or our tenants projected;

•

the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the U.S., including with respect to cultivation and distribution of cannabis, licensing, banking and insurance;

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations;

•	difficulties and costs of staffing and managing operations;

•	unexpected changes in regulatory requirements and other laws;

•	the impact of national, regional or state specific business cycles and economic instability; and

•	potentially adverse tax consequences.

Our real estate investments are concentrated in industrial properties suitable for the cultivation and production of cannabis and retail properties suitable for the dispensing of cannabis, and a decrease in demand for such facilities could materially and adversely affect our business (including our financial performance and condition). These properties may be difficult to sell or re-lease upon tenant defaults or lease terminations, either of which could materially and adversely affect our business (including our financial performance and condition).

Our portfolio of properties is concentrated in industrial and retail properties used in the regulated cannabis industry. Further, we do not currently and do not expect in the future to invest in non-cannabis related real estate or businesses to hedge against the risk that cannabis industry trends might decrease the profitability of our facilities. Therefore, we are subject to risks inherent in investments in a single industry. A decrease in the demand for cannabis cultivation, processing and dispensary facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation, processing and dispensary facilities has been and could be adversely affected by changes in state or local laws or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others. Additionally, we have funded build-to-suit projects that are specific to our cultivation facilities which may affect the future demand from non-cannabis industry tenants seeking these properties for an alternative use. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation, processing and dispensary facilities, which could materially and adversely affect our business (including our financial performance and condition).

We expect that at times we will deem it appropriate or desirable to sell or otherwise dispose of certain properties we own. The types of properties that we own are relatively illiquid compared to other types of real estate assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in regulatory, economic or other conditions. Therefore, our ability at any time to sell assets may be restricted and this lack of liquidity may limit our ability to make changes to our portfolio promptly, which could materially and adversely affect our business (including our financial performance and condition). We cannot predict the various market conditions affecting the properties that we expect to acquire that will exist in the future. Due to the uncertainty of regulatory and market conditions which may affect the future disposition of the real estate assets we expect to acquire, we cannot assure you that we will be able to sell these assets at a profit in the future, or at all. Accordingly, the extent to which we will realize potential appreciation (or depreciation) on the real estate investments we have acquired and expect to acquire will depend upon regulatory and other market conditions. In addition, in order to maintain our REIT status, we may not be able to sell properties when we would otherwise choose to do so, due to market conditions or changes in our strategic plan. Furthermore, we may be required to make expenditures to correct defects or to make improvements before a property can be sold and we cannot assure you that we will have funds available to correct such defects or to make such improvements. For our properties, if the current lease is terminated or not renewed, we may be required to make expenditures and rent concessions in order to lease the property to another tenant.

In addition, if we are forced to sell or re-lease the property, we may have difficulty finding qualified purchasers who are willing to buy the property or tenants who are willing to lease the property on terms that we expect, or at all. As our tenants and properties are concentrated in the regulated cannabis industry, a shift in property preferences by regulated cannabis operators, including but not limited to changing preferences regarding location and types of improvements, could have a significant negative impact on the desirability of our properties to prospective tenants when we need to re-lease them, in addition to other challenges, such as obtaining the necessary state and local authorizations for a new tenant to commence operations at the property. These and other limitations may affect our ability to sell or re-lease properties, which may materially and adversely affect our business (including our financial performance and condition).

The assets we acquire may be subject to impairment charges.

We periodically evaluate the real estate investments we acquire and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a tenant may lead to an impairment charge (particularly in the context of properties that have only a single tenant). If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

Our tenants or borrower may be unable to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, which may result in such tenants or borrower not being able to operate their businesses and defaulting on their lease payments to us.

As of December 31, 2021, our properties were 100% leased and primarily located in limited-license jurisdictions. We rely on our tenants or borrower to renew or otherwise maintain the requisite state and local cannabis licenses and other authorizations on a continuous basis. If one or more of our tenants or borrower are unable to renew or otherwise maintain its licenses or other state and local authorizations necessary to continue its cannabis operations, such tenants or borrower may default on their lease payments to us.

Any such noncompliance by our tenants of state and local laws, rules and regulations may also subject us, as the owner of such properties, to potential penalties, fines or other liabilities.

Any lease payment defaults by a tenant or additional liability on us could materially and adversely affect our business (including our financial performance and condition). In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of cannabis cultivation, production and dispensaries are generally subject to extensive state licensing requirements, including required state and local authorizations for a new tenant to take over operations at a facility.

We acquired some of our properties, and expect to acquire other properties, “as-is” or otherwise with limited recourse to the prior owner, which significantly increases the risk of an investment.

We acquired some of our properties, and expect to acquire other real estate properties, “as is” or otherwise with limited recourse to the prior owner and with only limited representations and warranties from such prior owner regarding matters affecting the condition, use and ownership of the property. There may also be environmental or other conditions associated with properties we acquire of which we are unaware despite our diligence efforts or that we have identified during diligence, including with respect to historical heavy industrial uses of the properties. In particular, cannabis facilities may present environmental concerns of which we are not currently aware. See “Risk Factors—Risks Related to Our Business—Potential liability for environmental matters could adversely affect our business (including our financial performance and condition)” below. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. If defects in the property (including any building on the property) or other matters adversely affecting the property are discovered or otherwise subject us to unknown claims or liabilities, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could materially harm our business (including our financial performance and condition).

We did not obtain a title insurance policy in connection with the acquisition of the industrial property in Sterling, MA.

We did not obtain a title insurance policy in connection with the acquisition of the industrial property in Sterling, MA. If there were a material title defect related to this property, we could lose some or all of our capital invested in and our anticipated profits from this property.

Competition for the acquisition of properties suitable for the cultivation, production or retail sale of cannabis and alternative financing sources for licensed operators may impede our ability to make acquisitions or increase the cost of these acquisitions, which could materially and adversely affect our growth prospects.

We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis facilities. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry, but have identified value in a real estate location that we may be interested in acquiring. In particular, we face competition from established companies in this industry, including Innovative Industrial Properties, Inc. (the largest publicly-traded cannabis-focused REIT) as well as local real estate investors, particularly for smaller retail assets. Recently, we have also seen competition from emerging debt funds and business development company’s.

These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for properties. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing regulated cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase substantially, resulting in increased demand and increased prices paid for these properties.

Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). We compete for the acquisition of properties primarily based on their purchase price and lease terms. If we pay higher prices for properties or offer lease terms that are less attractive for us, our profitability may decrease, and you may experience a lower return on our common stock.

Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us. By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the States Reform Act the Cannabis Administration & Opportunity Act (the “CAOA Act”), which is currently in draft form, and the Secure and Fair Enforcement (SAFE) Banking Act (the “SAFE Banking Act”). If it became law, the MORE Act, which  was passed by the U.S. House of Representatives in December 2020, would, among other things, remove cannabis as a Schedule I controlled substance  under the CSA and make available U.S. Small Business Administration funding for regulated cannabis operators. In November 2021, the States Reform Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the U.S. Department of Agriculture, the FDA and certain other federal regulatory agencies, and establish a lower federal excise tax on cannabis products than other current proposals. If it became law, the CAOA Act, drafting of which was led by Senate Majority Leader Chuck Schumer in July 2021, and expected to be introduced in April 2022, would, among other things, remove cannabis from the Controlled Substances Act, eliminate Section 280E of the Code and replace it with a federal excise tax. The bill stipulates that the Attorney General would remove cannabis from the CSA within 180 days, which would lift restrictions on investment in the space, allowing US Cannabis Companies to list or uplist on major US  exchanges and strategic investment from consumer packaged goods companies. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In February 2022, the SAFE Banking Act was reintroduced for the sixth time in the U.S. House of Representatives and passed, as an amendment attached to the America COMPETES Act; the bill is expected to be reintroduced in the U.S. Senate for consideration. If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

We have acquired and may continue to acquire dispensaries and enter into leases with licensed operators for those properties, which present additional risks and challenges in comparison to properties for the cultivation and production cannabis.

We have acquired and may continue to acquire cannabis dispensaries and enter into leases with licensed operators for those locations. As of December 31, 2021, 17 of our 28 owned properties were cannabis dispensaries. Cannabis dispensaries entail some risks that are different from risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:

•	the impact of the continued evolution of the retail distribution model for cannabis and customer preferences, including the impact of e-commerce and home delivery on demand for cannabis retail space;

•	the handling of significant cash transactions and cannabis inventory at the property, which may increase security risks associated with dispensary operations;

•	local real estate conditions (such as an oversupply of, or a reduction in demand for, cannabis retail space);

•	our and our tenants’ ability to procure and maintain appropriate levels of property and casualty insurance; and

•

risks associated with data breaches through cyberattacks, cyber intrusions or otherwise that expose customer personal information at dispensaries, which may result in liability and reputational damage to our tenants and our company.

The realization of any of the risks above, among others, with respect to one or more of our properties or tenants could have a material adverse impact on our business (including our financial performance and condition).

Potential liability for environmental matters could adversely affect our business (including our financial performance and condition).

As an owner of real estate, we are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could subject us to:

•

responsibility and liability for the cost of removal or remediation of hazardous substances released on our properties, generally without regard to our knowledge of or responsibility for the presence of the contaminants;

•	liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; or

•	potential liability for claims by third parties for damages resulting from environmental contaminants.

We will generally include provisions in our leases making tenants responsible for all environmental liabilities and for compliance with environmental regulations, and we will seek to require tenants to reimburse us for damages or costs for which we have been found liable. However, these provisions will not eliminate our statutory liability or preclude third party claims against us. Even if we were to have a legal claim against a tenant to enable us to recover any amounts we are required to pay, there are no assurances that we would be able to collect any money from the tenant. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral. Additionally, we could become subject to new, stricter environmental regulations, which could diminish the utility of our properties and have a material adverse impact on our results of operations.

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on our business (including our financial performance and condition). To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal or related costs at our properties. Legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. Should the impact of climate change in target markets be material in nature, our properties, operations or business would be adversely affected.

We face significant risks associated with the development and redevelopment of properties that we own.

In many instances, we fund build-to-suit projects for our cultivation centers and dispensaries. Development and redevelopment activities that we fund entail risks that could adversely impact our business (including our financial performance and condition), including:

•

construction costs, which may exceed our or our tenant’s original estimates due to increases in materials, labor or other costs, which could make the project less profitable for our tenant, require us or our tenant to commit additional funds to complete the project and adversely impact our tenant’s business and prospects as a result;

•	permitting or construction delays, which may result in increased project costs, as well as deferred revenue and delayed commencement of operations by our tenant;

•	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;

•	claims for warranty, product liability and construction defects after a property has been built;

•	health and safety incidents and site accidents;

•	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;

•	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;

•	labor stoppages, slowdowns or interruptions;

•	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and

•	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

The realization of any of the risks above or other delays in development and redevelopment activities at a property may also materially and adversely impact our tenant’s ability to commence, continue or expand its operations, which may result in that tenant defaulting on its rent obligations to us.

Some of our tenants could be susceptible to bankruptcy, which would affect our ability to generate rents from them and therefore negatively affect our business (including our financial performance and condition).

In addition to the risk of tenants being unable to make regular rent payments, certain of our tenants may depend on debt, which could make them especially susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Because cannabis remains illegal under federal law, there is no assurance that federal bankruptcy courts will provide relief for parties who engage in cannabis-related businesses. Recent bankruptcy court rulings have denied bankruptcy relief for certain cannabis businesses on the basis that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for such activity and on the basis that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets, as such action would violate the CSA. Any inability of our tenants to seek bankruptcy protection may impact their ability to secure financing for their operations and prevent our tenants from utilizing the benefits of reorganization of their businesses under bankruptcy protection to operate in a financially sustainable way, thereby reducing the probability that such a tenant would be able to honor its lease obligations with us.

Generally, under bankruptcy law, a tenant who is the subject of bankruptcy proceedings may continue (“assume”) or give up (“reject”) any unexpired lease of non-residential real property. If a bankrupt tenant decides to give up (reject) a lease, any claim for breach of the lease is treated as a general unsecured claim in the tenant’s bankruptcy case, subject to certain exceptions for collateral and guarantees. In the event one of our tenants is permitted to seek bankruptcy protection in the U.S., our general unsecured claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of the lease payments payable under the remaining term of the lease, but in no case more than three years of lease payments. In addition to the cap on our damages for breach of the lease, even if our claim is timely submitted to the bankruptcy court, there is no guaranty that the tenant’s bankruptcy estate would have sufficient funds to satisfy the claims of general unsecured creditors. Finally, a bankruptcy court could re-characterize a net lease transaction as a disguised secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. This would mean our claim in bankruptcy court could be limited to the amount we paid for the property, which could adversely impact our business (including our financial performance and condition). Any bankruptcy, if allowed, of one of our tenants would result in a loss of lease payments to us, as well as an increase in our costs to carry the property.

Our tenants may be subject to Section 280E of the Code because of the nature of their business activities, which could have an adverse impact on their financial condition due to a disallowance of certain tax deductions.

Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any state in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of cannabis products. Our tenants are engaged in the cultivation, processing and sale of cannabis and cannabis-related products, and therefore may be subject to Section 280E of the Code. Application of the provisions of Section 280E of the Code to our tenants would result in the disallowance of certain tax deductions, including for depreciation or interest expense, which could have an adverse impact on their respective financial condition and ability to make lease payments to us. Any lease payment defaults by a tenant could adversely affect our business (including our financial performance and condition).

There are significant tax risks related to controlled substances.

The Marijuana Opportunity Reinvestment and Expungement (MORE) Act of 2020 (H.R. 3884) passed the U.S. House of Representatives by a 228-164 vote December 4, 2020 and was reintroduced in May 2021. The MORE Act would impose an excise tax on the sale or other disposition of cannabis products. Initially, the excise tax rate would be set at the rate of five percent of the product’s sale price for the first two years after the law went into effect. After that, the excise tax rate would increase by one percentage point annually until it increased to eight percent in the fifth year after the law went into effect. The MORE Act would also remove marijuana from the CSA so that state-legal cannabis businesses would no longer be subject to Section 280E of the Code. The prior Senate session did not consider this legislation and it is unclear whether the MORE Act will be reintroduced. If reintroduced and enacted into law, it is unclear whether this legislation would negatively impact our tenants resulting in lease payment defaults.

Liability for uninsured losses could materially and adversely affect our business (including our financial performance and condition).

While the terms of our leases with our tenants generally require property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, hurricanes, floods and weather-related disasters, and other types of insurance, such as landlord’s rental loss insurance, may be either uninsurable or not insurable on economically viable terms, due in part to our properties’ locations, construction types and concentration on the regulated cannabis industry. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties, which could materially and adversely affect our business (including our financial performance and condition).

If our properties’ access to adequate water and power supplies is interrupted, it could harm our ability to lease the properties for cannabis cultivation and production, thereby adversely affecting our ability to generate returns on our properties.

In order to lease some of the properties that we own, these properties require access to sufficient water and power to make them suitable for the cultivation and production of cannabis. Although we expect to acquire properties with sufficient access to water, should the need arise for additional wells from which to obtain water, we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we acquire properties. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary in order to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for the cultivation and production of cannabis would be seriously impaired, which would have a material adverse impact on the value of our assets and our business (including our financial performance and condition).

Indoor cultivation of cannabis requires significant power for growing lights and ventilation and air conditioning to remove the hot air generated by the growing lights. While outdoor cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that most of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our tenants’ crops and processing capabilities, which could result in their inability to make lease payments to us for our properties. Any lease payment defaults by a tenant could materially and adversely affect our business (including our financial performance and condition).

Due to our involvement in the regulated cannabis industry, we may have a difficult time obtaining the various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability and directors’ and officers’ insurance, is more difficult for us to find and more expensive, because we lease our properties to companies in the regulated cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance or with less insurance than we would prefer, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

We may purchase properties subject to ground leases that expose us to the loss of such properties upon breach or termination of the ground leases.

A ground lease agreement permits a tenant to develop and/or operate a land parcel (property) during the lease period, after which the land parcel and all improvements revert back to the property owner. Under a ground lease, property improvements are owned by the property owner unless an exception is created and all relevant taxes incurred during the lease period are paid for by the tenant. Ground leases typically have a long duration generally ranging from 50 to 99 years with additional extension options. As a lessee under a ground lease, we would be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which could have a material adverse effect on our business (including our financial performance and condition).

We are an “emerging growth company,” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company” under the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We will remain an emerging growth company until the earliest to occur of:

•	the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation);

•	the last day of the fiscal year following the fifth anniversary of our initial public offering;

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

For as long as we remain an emerging growth company, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

•	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404;

•	comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;

•

comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB unless the SEC determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	hold stockholder advisory votes on executive compensation.

Similarly, as a smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find shares of our common stock less attractive because we will not be subject to the same reporting and other requirements as other public companies. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for our common stock, and the per-share trading price of our common stock could decline and may be more volatile.

We have elected to use the extended transition period for adopting new or revised accounting standards available to emerging growth companies under the JOBS Act and will, therefore, not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, which could make our common stock less attractive to investors.

The JOBS Act provides that an emerging growth company can take advantage of exemption from various reporting requirements applicable to other public companies and an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We intend to take advantage of these exemptions and the extended transition periods for adopting new or revised accounting standards and therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. We intend to take advantage of these options although, subject to certain restrictions, we may elect to stop availing ourselves of these exemptions in the future even while we remain an “emerging growth company.” We cannot predict whether investors will find our stock less attractive as a result of this election. If some investors find our common stock less attractive as a result of this election, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur significant costs as a result of becoming a public company, and such costs may increase if and when we cease to be an emerging growth company.

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the OTC and other applicable securities rules and regulations. Compliance with these rules and regulations may significantly increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, our executive officers’ attention may be diverted from other business concerns, which could adversely affect our business (including our financial performance and condition). Furthermore, the expenses incurred by public companies generally for directors and officers insurance and reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to significantly increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate theses costs with any degree of certainty. We could be an emerging growth company for up to five full fiscal years, although circumstances could cause us to lose that status earlier as discussed above, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business (including our financial performance and condition) may be adversely affected.

We will be subject to the requirements of the Sarbanes-Oxley Act.

As long as we remain an emerging growth company, we will be permitted to comply gradually with certain of the ongoing reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act. See “Risk Factors—Risks Related to Our Business— We are an “emerging growth company,” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make shares of our common stock less attractive to investors.”

Management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of December 31 in a future year. Substantial work on our part will be required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Sections 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock and significant harm to our reputation.

Risks Related to Regulation

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.

Cannabis is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which cannabis has been legalized at the state level, the possession, distribution, cultivation, manufacture and use of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. U.S. federal law does not differentiate between “medical cannabis,” “retail cannabis,” “adult-use cannabis” and any other designations that state or local law may apply to cannabis. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating federal laws, including those regarding controlled substances, or conspire with another to violate them, and violating the federal cannabis laws is also a predicate for certain other crimes under anti-money laundering laws or the Racketeer Influenced and Corrupt Organizations Act (the “RICO Act”). The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In January 2018, the then-acting U.S. Attorney General Jeff Sessions issued a memorandum Sessions Memo rescinding certain prior memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration. The Cole Memo had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In rescinding the Cole Memo, DOJ instructed its prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutions when deciding whether to pursue prosecutions related to cannabis activities. As a result, under the Sessions Memo—which technically remains in effect—federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws against the regulated cannabis industry generally, including our tenants and us.

Furthermore, President Biden’s Attorney General, Merrick Garland, who was confirmed to that position on March 10, 2021, has not yet provided a clear policy directive for the U.S. as it pertains to state-legal cannabis-related activities. It is not yet known whether the DOJ under President Biden and Attorney General Garland will re-adopt the Cole Memo (or another similar policy) or whether it will announce a substantive cannabis enforcement policy which may result in DOJ increasing its enforcement actions against the regulated cannabis industry, including our tenants and us.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. Commonly referred to as the “Rohrabacher-Blumenauer Amendment,” this so-called “rider” provision has been appended to the Consolidated Appropriations Acts for fiscal years 2015, 2016, 2017, 2018, and 2019. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 27, 2020, Congress passed an omnibus spending bill that again included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. Congress did not pass the next spending bill before the September 30, 2021 deadline. On December 3, 2021, President Biden signed the Further Extending Government Funding Act which included the Rohrabacher-Blumenauer Amendment, extending its application through February 18, 2022, which was further extended through a stopgap appropriations bill until March 11, 2022. On March 11, 2022, President Biden signed the omnibus spending bill which included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2022. However, there is no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Furthermore, while we target the acquisition of medical-use facilities in certain jurisdictions, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants currently (and additional tenants may in the future) cultivate, process and/or dispense adult-use cannabis as well as medical-use cannabis in our facilities, as permitted by state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memo, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. This supplemental guidance was followed by the February 14, 2014 FinCEN Memorandum outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Under these guidelines, financial institutions must submit a Suspicious Activity Report in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Although the Sessions Memo rescinded the Cole Memo, the FinCEN Memorandum technically remained intact during President Trump’s administration; however, it is unclear whether the current administration will continue to follow the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

Federal prosecutors have significant discretion to investigate and prosecute suspected violations of federal law and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis operations. Any change in the federal government’s enforcement posture with respect to state-licensed cannabis operations, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in cannabis facilities in the U.S., which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could impact our ability to operate and could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

Certain of our tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, and such tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.

Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis operations for adult-use that is permissible under state and local laws where our facilities are located and certain of our tenants are currently engaged in operations in the adult-use cannabis industry, which may subject our tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our tenants to engage in adult-use cannabis operations at our properties. For example, Arizona, California, Illinois and Massachusetts permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.

New laws that are adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.

We have acquired and are targeting for acquisition properties that are owned by state-licensed cannabis operators. Relevant state or local laws may be amended or repealed, or new laws may be enacted in the future to eliminate existing laws permitting cannabis operations. If our tenants were forced to close their operations, we would need to replace those tenants with tenants who are not engaged in the cannabis industry, who most likely will pay significantly lower rents. Moreover, any changes in state or local laws that reduce or eliminate the ability to conduct cannabis operations would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were specific to the cannabis industry.

For example, in connection with the Centers for Disease Control and Prevention identifying cases of vaping-related lung injuries, certain state and local governments had instituted temporary bans. In addition to litigation and reputational risks surrounding vaping-related lung injuries, bans or heightened regulations could have a material adverse impact on our tenants’ operations in those states and localities where such a ban or other restrictive regulation has been implemented.

Our ability to grow our business depends on state laws pertaining to the cannabis industry.

Continued development of the medical-use and adult-use cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated medical-use and adult-use cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the cannabis operations, numerous factors impact the legislative process. For example, many states that voted to legalize medical-use and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the medical-use and adult-use cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, not strictly enforcing regulations for non-licensed cannabis operators, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical-use and adult-use cannabis, which could harm our business prospects.

FDA regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which would directly affect our business (including our financial performance and condition).

Should the federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938 or under the Public Health Service Act. Additionally, the FDA may issue rules, regulations, or guidance including certified good manufacturing practices, related to the growth, cultivation, harvesting and processing of cannabis. If regulated by the FDA as a drug, clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations or enforcement actions are imposed, we do not know what the impact this would have on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

We and our tenants may have difficulty accessing the service of banks and other financial institutions, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by FinCEN clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. However, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the U.S. do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It remains unclear what impact the rescission of the Cole Memo or the recent change in presidential administration will have, but it remains possible that federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Consequently, those businesses involved in the regulated medical-use and adult-use cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The terms of our leases require that our tenants make rental payments via check or wire transfer. Only a small percentage of financial institutions in the U.S. currently provide banking services to licensed cannabis operators. The inability of our current and potential tenants to open accounts and continue using the services of banks will limit their ability to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business (including our financial performance and condition) and the trading price of our securities. Our current cash balances are held in smaller banks and our cash deposits exceed federally insured limits.

In addition, in the United States, many clearing houses for major broker-dealer firms have refused to handle securities or settle transactions of companies engaged in cannabis related business. This means that certain broker-dealers cannot accept for deposit or settle transactions in the securities of companies, which may inhibit the ability of investors to trade in our securities in the United States, could negatively affect the liquidity of our securities and could subject us to additional regulatory scrutiny from state and federal securities regulators. Similarly, for our tenants that are publicly-traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets.

In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the U.S. House of Representatives has passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, our inability, or limitations on our ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a cannabis cultivation, processing or dispensing facility, which if successful, could materially and adversely affect our business (including our financial performance and condition).

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties for cannabis cultivation, processing or dispensing, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner’s nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the RICO Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our tenants may be unable to continue to operate their business in its current form at the property, which could materially and adversely impact the tenant’s business and the value of our property, our business (including our financial performance and condition) and the trading price of our securities.

Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially and adversely affect our operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Assets leased to cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the DOJ issued a new policy directive regarding asset forfeiture, referred to as the “equitable sharing program.” Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the DOJ’s policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the medical-use and adult-use cannabis facilities that we have acquired and intend to acquire, our investment in those properties may be lost.

We may have difficulty accessing bankruptcy courts.

As discussed above, cannabis is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis or cannabis related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit. In addition, bankruptcy or other similar proceedings are often a complex and lengthy process, the outcome of which may be uncertain and could result in a material adverse effect on us or our tenants.

The properties that we own are subject to extensive regulations, which may result in significant costs and materially and adversely affect our business (including our financial performance and condition), liquidity and results of operations.

Our properties are and other properties that we expect to acquire will be subject to various laws and regulatory requirements. For example, local property regulations, including restrictive covenants of record, may restrict the use of properties we acquire and may require us to obtain approval from local authorities with respect to the properties that we expect to acquire, including prior to acquiring a property or when developing or undertaking renovations. Among other things, these restrictions may relate to cultivation, processing or dispensing of medical-use and adult-use cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. Our failure to obtain such regulatory approvals could have a material adverse effect on our business (including our financial performance and condition), liquidity and results of operations. Furthermore, we cannot assure you that the regulatory requirements and statutory prohibitions relating to properties used in cannabis operations will not materially and adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional prohibition or costs.

Risks Related to Financing Our Business

Our growth depends on external sources of capital, which may not be available on favorable terms or at all (which such financing source risk may be more pronounced in the cannabis industry due to financial and regulatory constraints).

We expect to acquire additional real estate assets, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to the cannabis industry, changes in market conditions for the regulated cannabis industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. In addition, U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance the purchase of real estate assets could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to acquire properties used in the cultivation, production or dispensing of cannabis. If this source of funding is unavailable to us, our growth may be limited.

If we are unable to obtain capital on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase. In addition, our ability to refinance all or any debt we may incur in the future, on acceptable terms or at all, is subject to all of the above factors, and will also be affected by our future business (including our financial performance and condition), which additional factors are also subject to significant uncertainties, and therefore we may be unable to refinance any debt we may incur in the future, as it matures, on acceptable terms or at all. All of these events would have a material adverse effect on our business (including our financial performance and condition), including our growth prospects.

In addition, securities clearing firms may refuse to accept deposits of our securities, which may negatively impact the trading of our securities and have a material adverse impact on our ability to obtain capital.

We may incur significant debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our stockholders.

We currently have a $3.8 million loan payable and although we currently have no other outstanding indebtedness, subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to other transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our board of directors may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•

our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;

•	we may be unable to borrow additional funds as needed or on favorable terms, or at all;

•	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	our default under any loan with cross default provisions could result in a default on other indebtedness;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification or other purposes; and

•	we may be unable to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all. There can be no assurance that a leveraging strategy will be successful.

If any one of these events were to occur, our business (including our financial performance and condition) and our ability to make distributions to our stockholders could be materially and adversely affected.

Any lending facilities will likely impose restrictive covenants.

Although we do not have plans to enter into any lending facilities at this time, any lending facilities which we enter into would be expected to contain customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. If we fail to meet or satisfy any such covenants, we would likely be in default under these agreements, and the lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We could also become subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, such restrictions could also make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT.

Risks Related to Our Organization and Structure

Our senior management team manages our portfolio subject to very broad investment guidelines.

Our senior management team has broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We rely on the senior management team’s ability to execute acquisitions and dispositions of cannabis-related facilities, subject to the oversight and approval of our board of directors. Our senior management team is authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

We are dependent on our key personnel for our success.

We depend upon the efforts, experience, diligence, skill and network of business contacts of our senior management team, and our success will depend on their continued service. The departure of any of our executive officers or key personnel could have a material adverse effect on our business (including our financial performance and condition). If any of our key personnel were to cease their employment, our operating results could suffer. Further, we do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We believe our future success depends upon our senior management team’s ability to hire and retain highly skilled personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.

Certain of our stockholders have the right to nominate members of our board of directors.

We have entered into an amended and restated investor rights agreement (the “Investor Rights Agreement”) with certain of our stockholders, pursuant to which the stockholders party thereto have certain rights with respect to the nomination of members to our board of directors. As a result, our other stockholders may have a limited ability to influence the composition of our board of directors.

Our board of directors may change our investment objectives and strategies without stockholder consent.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and Maryland General Corporation Law (the “MGCL”), our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•	increase or decrease the aggregate number of shares of stock that we have the authority to issue;

•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and

•	effect certain reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Certain provisions of Maryland law could inhibit changes in control.

Under the MGCL, “business combinations” (including a merger, consolidation, statutory share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. An interested stockholder is defined as: (a) any person who beneficially owns 10% or more of the voting power of the then-outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. A Maryland corporation’s board of directors may provide that its approval is subject to compliance with any terms and conditions determined by the board of directors prior to the time that the interested stockholder becomes an interested stockholder.

Thereafter, any such business combination must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and

•

two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected, or held by an affiliate or associate of the interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares.

A Maryland corporation’s board of directors may provide that its approval is subject to compliance with any terms and conditions determined by it. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Maryland corporation’s board of directors prior to the time that the interested stockholder becomes an interested stockholder. As permitted by the MGCL, our board of directors has adopted a resolution exempting any business combination between us and any other person from the provisions of this statute, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons).

The “control share” provisions of the MGCL provide that, subject to certain exceptions, a holder of “control shares” of a Maryland corporation (defined as shares which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that such provision will not be amended or eliminated at any time in the future by our board of directors.

The “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL (“Subtitle 8”), permit the board of directors of a Maryland corporation with a class of equity securities registered under the Exchange Act to, without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement certain takeover defenses, including the ability to classify the board of directors.

These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter permits our board of directors to authorize us to issue additional shares of our authorized but unissued common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Severance provisions included in our employment agreements with our executive officers could be costly and prevent a change in our control.

The employment agreements that we entered into with our executive officers include severance provisions, which provide that, if their employment with us terminates under certain circumstances (including after a change in our control), we may be required to pay them significant amounts of severance compensation, including accelerated vesting of equity awards, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in our control that might involve a premium paid for our common stock or otherwise be in the best interests of our stockholders.

Because of our holding company structure, we depend on our operating partnership and its subsidiaries for cash flows and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be OP Units and the general partnership interests in our operating partnership. We conduct, and intend to continue to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses.

Our operating partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of the date of this Annual Report on Form 10-K, we are the sole general partner of our operating partnership and own, directly or through subsidiaries, approximately 98% of the outstanding OP Units. We may, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because our stockholders will not directly own any interest in our operating partnership, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP Units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company.

The partnership agreement provides that, in the event of a conflict between the interests of our operating partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our operating partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of our operating partnership under its partnership agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our operating partnership, owe to the operating partnership and its partners.

Additionally, the partnership agreement provides that we will not be liable to our operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by our operating partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our operating partnership must indemnify us, our directors and officers, officers of our operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our operating partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our operating partnership on any portion of any claim in the action.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders recourse in the event of actions not in their best interests.

We have entered into indemnification agreements with each of our directors and officers that provide for indemnification to the maximum extent permitted by Maryland law. Maryland law permits us to include in our charter a provision eliminating the liability of our directors and officers and our stockholders for money damages except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty that was established by a final judgment and was material to the cause of action.

Our Company’s charter contains such a provision which eliminates such liability to the maximum extent permitted by Maryland law.

Our charter authorizes us to obligate ourselves and our bylaws obligate us, to the fullest extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:

•	any present or former director or officer who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity; or

•

any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, trustee, manager, member or partner of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that, subject to the rights of holders of any series of preferred stock, a director may be removed only upon the affirmative vote of stockholders entitled to cast at least a majority of the votes entitled to be cast generally in the election of directors. Vacancies on the board of directors may be filled only by a vote of the majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.

To qualify as a REIT under the Code, shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). In order for us to remain qualified as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 7.5% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 7.5% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock. These ownership limits and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

We plan to continue to operate our business so that we are not required to register as an investment company under the Investment Company Act.

We engage primarily in the business of investing in real estate and we have not and do not intend to register as an investment company under the Investment Company Act. If our primary business were to change in a manner that would require us register as an investment company under the Investment Company Act, we would have to comply with substantial regulation under the Investment Company Act which could restrict the manner in which we operate and finance our business and could materially and adversely affect our business operations and results.

Risks Related to Our Securities

The market price and trading volume of our common stock may be volatile.

The market price for our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate, resulting in significant price variations.

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock include, among others:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•	changes in government policies, regulations or laws;
•	the performance of our current properties and additional properties that we acquire;
•	our ability to make acquisitions on preferable terms or at all;
•	additional equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	actual or anticipated accounting problems;
•	publication of research reports about us, the real estate industry or the cannabis industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we may incur in the future;
•	interest rate changes;
•	additions to or departures of our senior management team;
•	speculation in the press or investment community or negative press in general;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•	failure to maintain our qualification as a REIT;
•	changes in tax laws;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	refusal of securities clearing firms to accept deposits of our securities;
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
•	actions by institutional stockholders;
•	price and volume fluctuations in the stock market generally; and
•	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

Market factors unrelated to our performance could also negatively impact the market price of our common stock and preferred stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in capital markets can affect the market value of our common stock.

We may face liquidity risks.

Our common stock began trading on the OTCQX on August 20, 2021. No assurance can be given as to (i) the likelihood that an active market for common stock will develop, (ii) the liquidity of any such market, (iii) the ability of the stockholders to sell their shares or (iv) the prices that stockholders may obtain for any of their shares. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price prevailing from time to time. Sales of substantial amounts of our common stock (including shares of our common stock issued upon the exchange of OP Units), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

In addition, see “Risks Related to Clearing Firms Settling Transactions of Companies Engaged in the Cannabis Industry” for risks related to limitations on clearing houses and other market participants settling transactions in our securities.

Common stock and preferred stock eligible for future sale may have material and adverse effects on our share price.

Subject to applicable law, our board of directors, without further stockholder approval, may authorize us to issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock, including, without limitation, equity-based awards to participants in the NewLake 2021 Equity Incentive Plan, or to raise capital through the issuance of preferred stock (including equity or debt securities convertible into common or preferred stock), options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock.

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock (including equity or debt securities convertible into common or preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class of shares so issued. If any preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or other preferred stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over common stock or preferred stock, payment of any distribution preferences of new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on the common stock and junior preferred stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Additionally, from time to time we also may issue shares of our common stock or OP Units in connection with property acquisitions. We may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common stock or OP Units, or the perception that these sales could occur, may adversely affect the prevailing market price of our common stock or may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

We cannot assure you of our ability to make distributions in the future.

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain (which does not equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)), and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We may not continue our current level of distributions to stockholders. Our board of directors will determine future distributions based on a number of factors, including cash available for distribution, economic conditions, operating results, our financial condition, especially in relation to our anticipated future capital needs, then current expansion plans, the distribution requirements for REITs, and other factors our board deems relevant. In addition, we may borrow money, sell assets or use offering proceeds to make distributions to our stockholders, if we are unable to make distributions from cash flows from operations.

Our charter does not restrict our ability to pay distributions from any source and, as a result, the amount of distributions paid at any time may not reflect the performance of our properties or as cash flow from operations.

Our organizational documents do not restrict our ability to make distributions from any source. To the extent that our cash available for distribution is insufficient to cover our distributions, we expect to use our cash on hand, the proceeds from the issuance of securities in the future, the proceeds from borrowings or other sources to pay distributions, some of which would constitute a return of capital to our stockholders. If we fund distributions from borrowings, sales of properties, future issuances of securities or cash on hand, we will have fewer funds available for the acquisition of additional properties resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to our stockholders. In addition, the value of our shares of common stock and preferred stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions.

The market price of our common stock could be materially and adversely affected by our level of cash distributions.

The market value of our common stock is based upon the market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or re-financings, as well as based upon the real estate market value of our underlying assets. If investors primarily focus on growth and cash distributions, our stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would materially and adversely affect the market price of our common stock.

If securities analysts do not publish research or reports about our industry or if they downgrade our common stock or the cannabis real estate sector, the price of our common stock could decline.

The trading market for our common stock will rely in part upon the research and reports that industry or financial analysts publish about us or our industry. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market which in turn could cause the price of our common stock to decline.

Risks Related to Our Taxation as a REIT

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders and have significant adverse consequences on the market price of our common stock.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2019. We believe that we have been organized and operated in such a manner as to remain qualified for taxation as a REIT under the Code for such taxable year and all subsequent taxable years to date, and intend to continue to operate in such a manner in the future. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “Service”) that we remain qualified as a REIT, and the statements in this report are not binding on the Service or any court. Qualification as a REIT involves the application of highly technical and complex Code provisions and regulations promulgated by the U.S. Treasury Department thereunder (“Treasury Regulations”) for which there are limited judicial and administrative interpretations. Accordingly, we cannot provide assurance that we will remain qualified as a REIT.

To remain qualified as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions to stockholders. Our ability to satisfy these asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to remain qualified as a REIT. Thus, while we intend to operate in a manner to remain qualified as a REIT, in view of the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, we cannot provide assurance that we will so qualify for any particular year. These considerations also might restrict the types of income we can realize, or assets that we can acquire in the future.

If we fail to remain qualified as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates (and possibly increased state and local taxes). We will not be able to deduct distributions to our stockholders in any year in which we fail to qualify, nor will we be required to make distributions to our stockholders. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our stockholders. If we fail to remain qualified as a REIT, all distributions to stockholders, to the extent of current and accumulated earnings and profits, will be taxable to the stockholders as dividend income (which may be subject to tax at preferential rates) and corporate distributions may be eligible for the dividends received deduction if they satisfy the relevant provisions of the Code. Furthermore, if we fail to remain qualified as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. We might not be entitled to the statutory relief described in this paragraph in all circumstances.

The REIT distribution requirements could adversely affect our ability to execute our business plan, require us to borrow funds during unfavorable market conditions or subject us to tax, which would reduce the cash available for distribution to our stockholders.

To remain qualified as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gain) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax. However, we can provide no assurances that we will have sufficient cash or other liquid assets to meet these requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for available funds or timing differences between tax reporting and cash receipts. In addition, if the Service were to disallow certain of our deductions, such as employee salaries, depreciation or interest expense, by alleging that we, through our rental agreements with our state-licensed cannabis tenants, are primarily or vicariously liable for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or otherwise, we would be unable to meet the distribution requirements and would fail to remain qualified as a REIT. Likewise, if any governmental entity were to impose fines on us for our business involvement in state-licensed cannabis, such fines would not be deductible and the inability to deduct such fines could also cause us to be unable to satisfy the distribution requirement.

We may also generate less cash flow than taxable income in a particular year. In such event, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or, to the extent possible, make a taxable distribution of our stock in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year. Under certain circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay penalties and interest based upon the amount of any deduction taken for deficiency dividends. If we do not have sufficient cash to distribute, we may incur U.S. federal income tax, U.S. federal excise tax and/or our REIT status may be jeopardized.

If we are deemed to be subject to Section 280E of the Code because of the business activities of our tenants, the resulting disallowance of tax deductions could cause us to incur U.S. federal income tax and jeopardize our REIT status.

Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the Controlled Substance Act) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of medical-use and adult-use cannabis products. Although we will not be engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use and adult-use cannabis products, we will lease our properties to tenants who will engage in such activities, and therefore our tenants likely will be subject to Section 280E of the Code. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may seek to apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to remain qualified as a REIT. Because we are not engaged in the purchase or sale of a controlled substance, we do not believe that we will be subject to the disallowance provisions of Section 280E of the Code, and neither we nor our tax advisors are aware of any tax court cases or guidance from the Service in which a taxpayer not engaged in the purchase or sale of a controlled substance was disallowed deductions under Section 280E of the Code. However, there is no assurance that the Service will not take such a position either currently or in the future.

We could face adverse tax consequences if the Target failed to qualify as a REIT prior to the Merger.

In connection with the closing of the Merger, we received an opinion of counsel to the effect that the Target qualified as a REIT for U.S. federal income tax purposes through the time of the Merger. However, we did not request a ruling from the Service that the Target qualified as a REIT. Notwithstanding the opinion of counsel, if the Service successfully challenged the Target’s REIT status prior to the Merger, we could face adverse tax consequences, including:

•

succeeding to the Target’s liability for U.S. federal income taxes at regular corporate rates for the periods in which the Target failed to qualify as a REIT (without regard to the deduction for dividends paid for such periods);

•

succeeding to any built-in gain on the Target’s assets, for which we could be liable for U.S. federal income tax at regular corporate rates, if we were to recognize such gain in the five-year period following the merger; and

•

succeeding to the Target’s earnings and profits accumulated during the periods in which the Target failed to qualify as a REIT, which we would be required to distribute to our stockholders in order to satisfy the REIT distribution requirements and avoid the imposition of any excise tax.

As a result, we would have less cash available for operations and distributions to our stockholders, which could require us to raise capital on unfavorable terms or pay deficiency dividends.

Complying with REIT requirements may cause us to forego otherwise attractive business opportunities or liquidate otherwise attractive investments.

To remain qualified as a REIT, we must ensure that we meet the REIT gross income tests annually. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans, certain kinds of mortgage-backed securities and certain securities issued by other REITs. The remainder of our investment in securities (other than government securities, securities of corporations that are treated as TRSs, and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we generally must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

To meet these tests, we may be required to take or forego taking actions that we would otherwise consider advantageous. For instance, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Thus, compliance with the REIT requirements may hinder our investment performance.

In certain circumstances, even if we qualify as a REIT, we and our subsidiaries may be subject to certain U.S. federal, state and other taxes, which would reduce our cash available for distribution to our stockholders.

Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. There is a safe harbor from this penalty tax for property that is held for certain time periods, but there can be no assurance that property sales have qualified or will qualify for this safe harbor. If a sale does not qualify for the safe harbor, then the sale is evaluated based on all of the facts and circumstances. In addition, if we were to sell property that the Target owned as a C corporation prior to January 1, 2025, then we would be required to pay corporate income tax on the built-in gain on such property as of January 1, 2020, which built-in gain is estimated to be less than $35,000. Any U.S. federal, state or other taxes we pay will reduce our cash available for distribution to stockholders.

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common stock.

Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Dividends (other than capital gain dividends) payable by REITs, however, generally are not eligible for the reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of our common stock.

Non-corporate stockholders, including individuals, generally may deduct 20% of “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), for taxable years beginning before January 1, 2026, subject to certain limitations. If we fail to remain qualified as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate, (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (3) the instrument was entered into to "offset" certain instruments described in clauses (1) or (2) of this sentence and certain other requirements are satisfied and such instrument is properly identified under applicable Treasury Department regulations. Income from hedging transactions that do not meet these requirements is likely to constitute non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We purchase many properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale- leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the Service could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

At any time, the U.S. federal income tax laws or Treasury Regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect, and may adversely affect us and our stockholders. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively.

In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. We cannot predict the long-term effect of any recent or future tax law changes on REITs and their stockholders. Prospective investors are urged to consult with their tax advisors regarding the effect of potential changes to the federal tax laws on an investment in our stock.

Risks Related to General and Other Factors

The occurrence of cyber incidents or cyberattacks could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.

We rely on technology to run our business, and as such we are subject to risk from cyber incidents, including cyberattacks attempting to gain unauthorized access to our systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches. While we have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident. The occurrence of a cyber incident or cyberattack could disrupt our operations, compromise the confidential information of our employees or tenants, and/or damage our business relationships and reputation.

We cannot predict every event and circumstance that may affect our business, and therefore, the risks and uncertainties discussed herein may not be the only ones you should consider.

We are aware of a limited number of other publicly-traded REITs that focus on the acquisition and ownership of cannabis facilities. Therefore, we may encounter risks of which we are not aware at this time, which could have a material adverse impact on our business (including our financial performance and condition).

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Properties

We seek to acquire industrial properties and dispensaries that are strategic profit centers for our tenants and are well positioned for the regulatory evolution of the industry. Licensed industrial and dispensary locations are critical components of the cannabis industry, particularly in limited-license jurisdictions. As of December 31, 2021, we owned 28 properties comprised of 17 dispensaries and 11 cultivation facilities that are 100% leased to state-licensed cannabis operators, with a weighted average remaining lease term of 14.5 years. Additionally, during the fourth quarter, the Company funded a mortgage loan collateralized by a cultivation and processing facility. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. Based on invested capital, as of December 31, 2021, our portfolio is comprised of approximately 89.3% cultivation facilities and 10.7% dispensaries.

As of December 31, 2021, we have aggregate unfunded commitments to invest $24.0 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts, Missouri and Pennsylvania. We define these tenant reimbursement commitments as a commitment pursuant to our lease with the tenant to fund alterations, additions or improvements to the premises. Our leases are generally structured to disburse capital over specified periods of time. The leases also generally contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed. As of December 31, 2021, our Pennsylvania cultivation facility is currently paying rent on approximately $7.0 million of unfunded capital.

Existing Portfolio. The table below sets forth our property portfolio as of December 31, 2021:

Property Type	State	Tenant/Borrower(1)	Rentable Square Feet(2)	Capital Investment(3)
Cultivation	Florida	Curaleaf	379,435	$55,000,000
Cultivation	Illinois	Cresco Labs	222,455	50,731,761
Cultivation	Massachusetts	Revolutionary Clinics	145,852	42,860,186	(4)
Cultivation	Pennsylvania	Trulieve	144,602	37,222,909	(5)
Cultivation	Pennsylvania	Hero Diversified Associates Inc.	99,200	30,000,000	(6)
Cultivation	Missouri	Organic Remedies	70,000	16,063,732	(7)
Cultivation	Massachusetts	Columbia Care	38,890	13,826,255
Cultivation	Illinois	Columbia Care	32,802	11,360,605
Cultivation	Pennsylvania	Acreage	30,625	10,160,872
Cultivation	Massachusetts	Acreage	38,380	9,790,499
Cultivation	Arizona	Mint	130,757	5,527,099	(8,9)
Dispensary	California	Columbia Care	2,470	3,773,941
Dispensary	Ohio	Curaleaf	7,200	3,353,213
Dispensary	Illinois	Curaleaf	5,040	3,361,956
Dispensary	Connecticut	Curaleaf	11,181	2,932,432
Dispensary	Pennsylvania	Curaleaf	3,500	2,227,066
Dispensary	Massachusetts	Columbia Care	4,290	2,320,264
Dispensary	North Dakota	Curaleaf	4,590	2,174,504
Dispensary	Arkansas	Curaleaf	7,592	2,157,438
Dispensary	Massachusetts	PharmaCann	11,116	2,087,116
Dispensary	Pennsylvania	Curaleaf	1,968	1,917,403
Cultivation	Massachusetts	Mint	39,600	1,600,000	(10)
Dispensary	Illinois	Curaleaf	6,100	1,733,729
Dispensary	Pennsylvania	PharmaCann	3,481	1,314,035
Dispensary	Illinois	Columbia Care	4,736	1,215,421
Dispensary	Illinois	Curaleaf	4,200	1,024,162
Dispensary	Connecticut	Acreage	2,872	928,251
Dispensary	Massachusetts	PharmaCann	3,850	820,819
Dispensary	Illinois	Curaleaf	1,851	594,680
Total			1,458,635	$318,080,348

(1)	Lease/Loan is with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.

(2)	Includes estimated rentable square feet at completion of construction.

(3)

Includes the purchase price (and transaction costs that have been capitalized into the purchase price), mortgage loan and tenant reimbursement commitments funded, if any, as of December 31, 2021. Excludes tenant reimbursement commitments not funded as of December 31, 2021. See footnotes below.

(4)	Includes 88,200 OP Units issued in connection with the purchase of the property.

(5)	Excludes $7,046,612 of tenant reimbursement commitments not funded as of December 31, 2021. The tenant is currently paying rent on this unfunded commitment.

(6)

Mortgage loan collateralized by a cultivation and processing facility. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022.

(7)	Excludes $5,026,934 of tenant reimbursement commitments not funded as of December 31, 2021.

(8)	Property is currently in development and we expect will receive final licensing upon occupancy.

(9)	Excludes $8,967,902 of tenant reimbursement commitments not funded as of December 31, 2021.

(10)	Excludes $3,000,000 of tenant reimbursement commitments not funded as of December 31, 2021.

Lease Expirations

The following table sets forth a summary of the lease expirations for leases in place as of December 31, 2021 for each of the ten full calendar years beginning January 1, 2021. The information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring	% of Portfolio Net Rentable Square Feet	Annualized Base Rent(1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot(2)
2021	—	—	—	—	—	$—
2022	—	—	—	—	—	—
2023	—	—	—	—	—	—
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	—	—	—	—	—	—
2028	—	—	—	—	—	—
2029	3	11,496	0.84%	814,848	2.27%	70.88
2030	—	—	—	—	—	—
2031	3	18,447	1.36	558,453	1.55%	30.27
Thereafter	22	1,329,492	97.80	34,602,761	96.18%	26.03
Total/Weighted Average(3)	28	1,359,435	100.0%	$35,976,062	100.0%	$26.46

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents without regard to rental abatements) for the month ended December 31, 2021, by (ii) 12.

(2)	Annualized base rent per leased square foot is calculated by dividing (i) annualized base rent (without regard to rental abatements) by (ii) net rentable square feet.

(3)

Does not include a Mortgage loan collateralized by a cultivation and processing facility. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022.

Our Tenants

We target companies that have successfully navigated complex state regulation and fulfilled rigorous state-licensing requirements. We believe we have been diligent in partnering with a diverse tenant base of experienced operators in limited licensed jurisdictions that have strong management teams. Our tenants have generally demonstrated access to capital, which is critical to continuing to execute on their respective business plans.

As of December 31, 2021, all of our revenues were derived from nine tenants. The following table sets forth the tenants in our property portfolio as of December 31, 2021. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor.

Tenant(1)	Capital Investment(2)		Number of Leases	Percentage of Annualized Rental Revenue(3)
Curaleaf	$76,476,584		11	25.8%
Cresco Labs	50,731,761		1	17.2%
Trulieve	37,222,909	(4)	1	14.7%
Revolutionary Clinics	42,860,186	(5)	1	14.0%
Columbia Care	32,496,486		5	10.9%
Acreage	20,879,622		3	8.1%
Organic Remedies	16,063,732	(6)	1	5.1%
Mint	7,127,099	(7)	2	2.6%
PharmaCann	4,221,969		3	1.6%
Total	$288,080,348		28	100.0%

(1)	Lease is with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.
(2)

Includes the purchase price (and transaction costs that have been capitalized into the purchase price) and tenant reimbursement commitments funded, if any, as of December 31, 2021. Excludes tenant reimbursement commitments not funded as of December 31, 2021. See footnotes below.

(3)	Annualized Revenue represents the annualized monthly base rent of executed leases and annualized interest income on mortgage loan as of December 31, 2021.
(4)	Excludes $7,046,612 of tenant reimbursement commitments not funded as of December 31, 2021. The tenant is currently paying rent on this unfunded commitment.
(5)	Includes 88,200 OP Units issued in connection with the purchase of a property.
(6)	Excludes $5,026,934 of tenant reimbursement commitments not funded as of December 31, 2021.
(7)	Excludes $11,967,902 of tenant reimbursement commitments not funded as of December 31, 2021.

Curaleaf

We own ten dispensaries and one cultivation facility that are leased to subsidiaries of Curaleaf, which is, or an affiliate is, the corporate guarantor. Curaleaf is publicly-traded on the CSE and OTC markets under the symbols CURA and CURLF, respectively. Curaleaf’s filings, including their financial information, are electronically available at www.sec.gov and from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com, the Canadian equivalent of the SEC electronic document gathering and retrieval system.

Cresco Labs

We own one cultivation facility that is leased to a subsidiary of Cresco Labs, which is the corporate guarantor. Cresco Labs is publicly-traded on the CSE and the OTC markets under the symbols CL and CRLBF, respectively. Cresco Lab’s filings, including their financial information, are electronically available at www.sec.gov and from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com, the Canadian equivalent of the SEC electronic document gathering and retrieval system.

Our Borrower

While our focus is primarily on sale leaseback transactions, we may, from time to time, incorporate loan elements into a transaction to be strategic with our tenants/borrowers and differentiate ourselves from competitors. We anticipate that any loans we provide will be part of a transaction with the objective to acquire the subject property and secure a long-term lease consistent with our sale leaseback program.

At December 31, 2021, we had one loan outstanding that was structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. Interest for the loan period was prepaid at closing and a repayment premium would be due if the loan is repaid. Interest payments from this borrower during the loan period are classified as “Interest Income from Mortgage Loan” in our Consolidated Statement of Operations. Upon conversion to a sale leaseback transaction, the lease payments would be considered rental revenue, consistent with our other tenant relationships.

As of December 31, 2021, all of our Interest Income from Mortgage Loan was derived from one borrower. The following table sets forth the borrower in our portfolio as of December 31, 2021. Our loan includes a parent or other affiliate guarantee by what we consider a well-capitalized guarantor.

Borrower	Capital Investment	Number of Loans	Percentage of Annualized Interest Income on Mortgage Loan
Hero Diversified Associates Inc.	$30,000,000	1	100.0%
Total	$30,000,000	1	100.0%

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, we were not a party to any proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.

ITEM 4. MINE SAFETY

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the OTCQX Best Market operated by the OTC Markets Group, Inc., on August 20, 2022, under the symbol "NLCP".

We generally intend to continue to declare quarterly dividends on our common stock, subject to the board of director’s discretion and applicable law. The actual amount and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions, if any.

Shareholder Information

As of December 31, 2021, there were approximately 322 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock is frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold from January 1, 2021 through December 31, 2021:

Between January 1, 2021 and February 21, 2021, we issued 1,871,932 shares of our common stock at a purchase price of $21.15 per share, for net proceeds of $39.6 million after deducting offering expenses. There was no placement agent.

On March 17, 2021, in connection with the Merger, we issued warrants to purchase up to 602,392 shares of our common stock, valued at $4.8 million.

On March 17, 2021, in connection with the Merger, we issued 7,699,887 shares of our common stock to NLCP Holdings, LLC, valued at $162.9 million.

In 2021, prior to the completion of our initial public offering, we issued 39,849 restricted stock units, which each represent the right to receive one share of our common stock, to certain of our officers and directors, valued at $0.8 million.

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

Use of Proceeds from Sales of Registered Securities

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus, dated August 12, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on August 13, 2021. The net proceeds from our IPO have been contributed to our operating partnership in exchange for OP Units and our operating partnership intends to use the net proceeds received from us to acquire our target assets in a manner consistent with our investment strategy. Pending application of the net proceeds from our IPO, we have invested the net proceeds in interest bearing accounts, money market accounts and interest-bearing securities in a manner that is consistent with our intention to remain qualified for taxation as a REIT. Such investments may include, for example, government and government agency certificates, government bonds, interest-bearing bank deposits, money market accounts and mortgage loan participations.

Securities Authorized for Issuance Under Equity Compensation Plan

The information required by Item 5 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 6. RESERVED.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K

This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Cautionary Statement Regarding Forward-Looking Statements" in this Annual Report on Form 10-K. You should review the disclosure under the heading "Risk Factors" in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We were incorporated in Maryland on April 9, 2019. We conduct our business through a traditional umbrella partnership REIT structure, in which properties are owned by an operating partnership, directly or through subsidiaries. We are the sole general partner of our operating partnership and currently own approximately 98% of the OP Units. We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019 and intend to operate our business so as to continue to qualify as a REIT.

On March 17, 2021, we completed the acquisition of a separate company that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry (see “The Merger” below). As of December 31, 2021, we owned a geographically diversified portfolio consisting of 28 properties across 11 states with nine tenants, comprised of 17 dispensaries and 11 cultivation facilities. Additionally, during the fourth quarter, the Company funded a mortgage loan collateralized by a cultivation and processing facility. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022.

We derive substantially all our revenue from rents received from single tenants of each of our properties under triple-net leases. Our triple-net leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations. Our leases also typically include annual rent escalations (typically within the range of 2-3%) as a set percentage or based on an inflation index, which generally provides us with contractual revenue growth and inflation-protected returns. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor.

Our business strategy includes the acquisition of additional properties utilized in the cannabis industry as well as the provision of capital to our tenants for the development and expansion of our properties. As of December 31, 2021, we have aggregate unfunded commitments to invest $24.0 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts, Missouri and Pennsylvania. Our leases are generally structured to disburse capital over specified periods of time. The leases also contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed. Our Pennsylvania cultivation facility is currently paying rent on approximately $7.0 million of unfunded capital.

As of December 31, 2021, our properties had a weighted average remaining lease term of 14.5 years. Our tenants include affiliates of what we believe to be some of the leading and most well-capitalized companies in the industry, such as Curaleaf, Cresco Labs, Trulieve and Columbia Care.

As of December 31, 2021, the Company had a $3.8 million loan payable in connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri. The loan is payable in annual principal installments of $1.8 million, $1 million and $1 million in January 2022, 2023 and 2024, respectively.

Recent Developments

During the first quarter, as of March 15, 2022, the Company funded approximately $3.4 million of tenant improvements to our cultivation facilities in Massachusetts and Missouri.

On March 15, 2022, the board of directors declared a first quarter 2022 cash dividend of $0.33 per share of common stock for the period beginning on January 1, 2022, through the end of the first quarter, March 31, 2022. The dividend is payable on April 14, 2022 to stockholders of record at the close of business on March 31, 2022.

Initial Public Offering

On August 13, 2021, we completed our IPO of 3,905,950 shares of our common stock, par value $0.01 per share at a public offering price of $26.00 per share for gross proceeds of approximately $102 million, before deducting placement agent fees and offering expenses. Net proceeds were approximately $93.5 million. Our common stock trades on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.

The Merger

On March 17, 2021, we consummated a merger pursuant to which we combined our company with a separate company, or the Target, that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry, and renamed ourselves “NewLake Capital Partners, Inc.” The Merger was completed through the issuance of 7,699,887 shares of common stock valued at $21.15 per share and warrants to purchase up to 602,392 shares of the Company’s common stock valued at approximately $4.8 million. The Company also incurred approximately $2.1 million in merger-related transaction costs. The consideration issued was based upon the relative value of the two entities, such that the shareholders of the Company and the Target, immediately prior to the Merger, owned 56.79% and 43.21%, respectively, of the outstanding post-merger common stock of the Company. The Company issued warrants to Target shareholders based on the pre-merger options outstanding, using the equivalent proportion described in the previous sentence. Upon completion of the Merger, we owned 24 properties across nine states, and became one of the largest REITs in the cannabis industry. We consummated the Merger and combined businesses with the Target to, among other things, benefit from increasing economies of scale as we continue to grow, and as part of our evolution toward entering the public markets. The Merger has been treated as an asset acquisition, and we are treated as the accounting acquirer. In connection with the Merger, we also entered into various arrangements and agreements with certain of our significant stockholders, including director nomination rights.

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

●	We are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●	We are permitted to provide less extensive disclosure about our executive compensation arrangements; and

●	We are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to use an extended transition period for complying with new or revised accounting standards.

We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the exchange, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Factors Impacting Our Operating Results

Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we own, the timing of lease expirations, general market conditions, the regulatory environment in the cannabis industry, and the competitive environment for real estate assets that support the cannabis industry.

COVID-19

Throughout most of 2020 and to date, the ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many countries, including the U.S., have instituted quarantines, mandated business and school closures and restricted travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants and their operations, and in turn on our business. As of December 31, 2021, COVID-19 had not had a material impact to the Company's operations or financial condition, however, any future impacts of COVID- 19 are highly uncertain and cannot be predicted.

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

Financial Performance and Condition of Our Tenants/Borrower

As of December 31, 2021, all of our rental revenues were derived from nine tenants. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor. Our revenues are, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.

As of December 31, 2021, the Company collects interest income on one mortgage loan. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. The loan is collateralized by a cultivation and processing facility, as well as other assets of Hero Diversified Associates, Inc. Thus, our operating results may be impacted if the loan does not convert.

Triple-net Leases; Operating Expenses

Our triple-net leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations. Our leases also typically include annual rent escalations (typically within the range of 2-3%) as a set percentage or based on an inflation index, which generally provides us with contractual revenue growth and inflation-protected returns. Our operating expenses include general and administrative expenses, including personnel costs, legal, accounting, and other expenses related to corporate governance. In connection with becoming publicly traded, we have experienced an increase in expenses, including those related to insurance and compliance with the various provisions of U.S. securities laws. We expect such increases to continue, as compared to such expenses of a private company.

Results of Operations

Comparison of the Year Ended December 31, 2021 and 2020 (in thousands):

	For the Year ended December 31,		Increase/(Decrease)
	2021	2020	2021 vs 2020

Revenue:
Rental Income	$27,588	$11,663	$15,925
Interest Income from Mortgage Loan	613	-	613
Total Revenue	28,201	11,663	16,538

Expenses:	8,097	2,603	5,494
Depreciation and Amortization Expense	6,445	4,056	2,389
General and Administrative Expense	2,020	4,721	(2,701)
Stock Based Compensation	144	-	144
Property Expenses	-	12,360	(12,360)
Management Internalization Costs	16,706	23,740	(7,034)
Total Expenses

Gain on Sale of Real Estate	-	1,491	(1,491)

Income (Loss) from Operations	11,495	(10,586)	22,081

Other income (expense)
Interest Income	100	153	(53)
Interest Expense	(6)	-	(6)
Total other income (expense)	94	153	(59)

Net income (loss)	11,589	(10,433)	22,022
Preferred stock dividend	(4)	(16)	12
Net income attributable to non-controlling interests	(356)	(234)	(122)
Net income (loss) attributable to common shareholders	$11,229	$(10,683)	$21,912

Revenues

Rental Income for the year ended December 31, 2021 increased by approximately $15.9 million, to approximately $27.6 million, compared to approximately $11.7 million for the year ended December 31, 2020. The increase in rental revenue was primarily attributable to:

•

The nineteen properties we acquired in March 2021 in connection with the Merger generated approximately $8.5 million of rental revenue in 2021, representing the period from Merger closing on March 17, 2021 to December 31, 2021.

•

The three properties we acquired during the second quarter of 2021 and the one property we acquired during the fourth quarter of 2021 generated approximately $3.0 million of rental revenue during the year ended December 31, 2021.

•	Rental income from the pre-merger portfolio properties generated an increase of approximately $4.9 million of rental income during the year ended December 31, 2021.

•	The property we sold in November 2020 generated approximately $0.5 million of rental income for during the year ended December 31, 2020.

Interest Income from Mortgage Loan for the year ended December 31, 2021 was approximately $0.6 million, compared to $0 for the year ended December 31, 2020. The increase in Interest Income from Mortgage Loan was attributable to the nine-month mortgage loan we entered into during the fourth quarter of 2021.

Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2021, increased by approximately $5.5 million to approximately $8.1 million, compared to $2.6 million for the year ended December 31, 2020, due to the impact of the 19 properties acquired in March 2021 in connection with the Merger, the acquisition of three properties during the second quarter of 2021 and the acquisition of one property during the fourth quarter of 2021.

Stock Based Compensation

Stock-based compensation expense for the year ended December 31, 2021 decreased by approximately $2.7 million from approximately $4.7 million in 2020 to approximately $2.0 million in 2021. The 2021 expense was primarily attributable to expense on RSUs that vested upon the completion of our IPO. The 2020 expense was primarily attributable to the issuance of stock options in conjunction with our internalization on July 15, 2020.

General and Administrative Expense

The following table summarizes general and administrative expenses for the year ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,		Increase / (Decrease)
	2021	2020	2021 vs. 2020
Payroll	$2,770	$634	$2,136
Legal and professional	1,970	1,872	98
Management fees	-	657	(657)
Reimbursements to our manager	-	351	(351)
Other	1,705	542	1,163
Total	$6,445	$4,056	$2,389

General and administrative expense for the year ended December 31, 2021 increased by approximately $2.4 million, to approximately $6.4 million, compared to approximately $4.0 million for the year ended December 31, 2020. The increase in general and administrative expense was primarily due to increased payroll, D&O insurance, investor relations and other expenses related to the merger and becoming a public company, partially offset by the elimination of management fees and reimbursements to our former manager.

Management Internalization

In connection with the internalization of our outside manager on July 15, 2020, the Operating Partnership issued 419,798 OP Units valued at $8,395,960, the Company issued 152,654 shares of its common stock valued at $3,053,079 and incurred $911,289 in legal, severance and professional costs.

Gain on Sale of Real Estate

The Loss from Operations during the year ended December 31, 2020 was partially offset by a gain on property sale of approximately $1.5 million.

Other Income (Expense)

Interest Income declined during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to lower interest rates.

The Company incurred Interest Expense on the loan payable entered into during the year ended December 31, 2021. The Company did not have a loan payable during the year ended December 31, 2020.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Net cash provided by operating activities	$26,697	$7,347
Net cash (used in) investing activities	$(39,907)	$(65,054)
Net cash provided by financing activities	$120,690	$10,423
Ending cash and cash equivalents	$127,097	$19,617

Net cash provided by operating activities for the year ended December 31, 2021 and 2020 were approximately $26.7 million and $7.3 million, respectively. Net cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses. Net cash flows provided by operating activities for the year ended December 31, 2021 were greater than the year ended December 31, 2020, due to the increase in number of properties.

Net cash used in investing activities for the year ended December 31, 2021 and 2020 were approximately $39.9 million and $65.1 million, respectively. Net cash used in investing activities for the year ended December 31, 2021 primarily related to $64.4 million of cash acquired in connection with the Merger, offset by $2.1 million of Merger transaction related costs, $15.2 million advanced for tenant improvements, $30.0 million invested in a mortgage loan receivable and approximately $57.0 million related to the purchase of investments in real estate. Cash flows used in investing activities for the year ended December 31, 2020 were related to the expansion of the Lincoln, IL property and the purchase of the Mount Dora, FL property.

Net cash provided by financing activities for the year ended December 31, 2021 and 2020 were approximately $120.7 million and $10.4 million, respectively. Net cash provided by financing activities for the year ended December 31, 2021, were primarily related to approximately $133.1 million in net proceeds from our issuance of common stock, partially offset by approximately $12.3 million in dividend payments to holders of our common stock, as well as distributions to OP Units and restricted stock unit holders and $0.1 million paid to redeem our preferred stock. Net cash flows provided by financing activities during the year ended December 31, 2020 were primarily related to approximately $15.7 million in net proceeds from our issuance of common stock, partially offset by $5.3 million in dividend payments to holders of our common stock as well as distributions to OP Units and restricted stock unit holders.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, and meet other general business needs.

Sources and Uses of Cash

We derive substantially all of our revenues from the leasing of our properties. This source of revenue represents our primary source of liquidity to fund our dividends, general and administrative expenses and other expenses related to managing our existing portfolio. Currently, all our tenants are paying their rent on a timely basis. We raise new capital for property development and redevelopment activities and investing in additional properties. We expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction. We issued 419,798 OP Units in 2020 to purchase GreenAcreage Management Owner LLC as part of the internalization and we issued 88,200 OP Units in June 2021 in connection with the purchase of a property. In addition, the Company is required to issue 132,727 OP Units pursuant to a contribution agreement if certain conditions are met by June 30, 2022.

In August 2019 we issued 7,060,250 shares of our common stock, resulting in net proceeds to us of approximately $131.5 million. In December 2020 we issued 745,241 shares of our common stock, resulting in net proceeds to us of approximately $15.7 million. In January and February 2021, we issued 1,871,932 shares of our common stock, resulting in net proceeds to us of approximately $39.6 million. In connection with the Merger we acquired $64.4 million of cash. In August 2021, we issued 3,905,950 shares of our common stock, in connection with our IPO, resulting in net proceeds to us of approximately $93.5 million. As of December 31, 2021, we had approximately $127.1 million in cash.

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

Dividends

We are required to pay dividends to our stockholders at least equal to 90% of our taxable income in order to maintain our qualification as a REIT. As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the year ended December 31, 2021, we declared cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP Units totaling approximately $18.1 million ($1.02 per share) and cash dividends on our Series A Preferred Stock totaling approximately $4,167. Our Series A Preferred Stock was redeemed in full on April 6, 2021. During 2020, we declared cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP Units totaling approximately $6.2 million ($0.84 per share), and cash dividends on our Series A Preferred Stock totaling approximately $15,625.

Commitments

As of December 31, 2021, we have aggregate unfunded commitments to invest $24.0 million for the development and improvement of our existing properties.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the year ended December 31, 2021 and 2020 (in thousands, except share and per share amounts):

	For the Year ended December 31,
	2021	2020

Net income (loss) attributable to common stockholders	$11,229	$(10,683)
Real estate depreciation and amortization	7,848	2,545
FFO attributable to common stockholders	19,077	(8,138)
Stock- based compensation	1,958	4,615
Management Internalization Costs	-	12,360
AFFO attributable to common stockholders	$21,035	$8,837
FFO per share – basic	$1.12	$(1.14)
FFO per share – diluted	$1.09	$(1.14)
AFFO per share – basic	$1.24	$1.24
AFFO per share – diluted	$1.20	$1.24
Weighted average shares outstanding – basic	17,011,991	7,123,165
Weighted average shares outstanding – diluted	17,566,470	7,123,165

Critical Accounting Estimates

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

Acquisition of Rental Property, Depreciation, Amortization and Impairment

We exercise judgement to determine key assumptions used in each estimate. For example, we are required to use judgment and make a number of assumptions, upon the acquisition of a property, including those related to projected growth in rental rates and operating expenses, anticipated trends and market/economic conditions. The use of different assumptions can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our consolidated statements of operations.

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

We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 35 years. We depreciate tenant improvements at our buildings where we are considered the owner over the estimated useful life, not to exceed 35 years. We amortize the value of in-place lease costs over the remaining life of the in-place lease. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment.

The determination of whether we or the tenant is the owner of tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform an evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements, whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements, whether the tenant improvements are unique to the tenant or reusable by other tenants, whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value and whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term. When we conclude that we are the owner of tenant improvements for accounting purposes using the factors discussed above, we record the cost to construct the tenant improvements as our capital asset.

Long-lived assets are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

Revenue Recognition and Leases

Our existing tenant leases and future tenant leases are generally expected to be triple-net leases, an arrangement under which the tenant maintains the property while paying us rent. We account for our leases as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of lease payments is not reasonably predictable. Rental increases based upon changes in the U.S. Consumer Price Index (“CPI”), if any, are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes, insurance and operating expenses, if any, are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.

We record revenue for each of our properties on a cash basis due to the uncertainty of collectability of lease payments from each tenant due to their limited operating history and the uncertain regulatory environment in the U.S. relating to the cannabis industry.

Stock-Based Compensation

We account for awards of stock, stock options, restricted stock units and performance stock units in accordance with Accounting Standards Codification (“ASC”) ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be recorded at fair value at the grant date and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. We used the Black-Scholes option pricing model to estimate the fair value of options awards at the time of their grant on July 15, 2020. The fair value of performance stock awards is determined using a Monte Carlo simulation for the future stock price of the Company and the corresponding peer group.

There is significant uncertainty in the estimation of the valuation of our performance stock units as they do not vest until December 31, 2023 and 2024, as well as additional uncertainty around forfeitures as we cannot determine if or when forfeitures will happen. The valuation of units can vary significantly since units are based upon target amounts that may or may not be met.

Determination of Fair Value of our Common Stock

Prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each equity grant to be equal to the sales price per share in our most recent equity private placement.

Following the closing of our IPO, our board of directors determines the fair market value of our common stock based on its closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases—Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and will be effective for the Company beginning January 1, 2022. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of December 31, 2021, the Company is the lessee under one office lease and one furniture lease that are for less than 12 months.

We will adopt Topic 842 effective as of January 1, 2022 using the effective date method and will elect the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) lease classifications related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing lease in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option.

Our leases will continue to be classified as operating leases under Topic 842 and we will continue to record revenue for each of our properties on a cash basis. Upon adoption of Topic 842, the Company expects to continue to combine tenant reimbursements with rental revenues on the Company’s consolidated statements of operations. The Company has historically not capitalized allocated payroll cost incurred as part of the leasing process, which was allowable under ASC 840 but, will no longer qualify for classification as initial direct costs under Topic 842. Also, the Narrow-Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

Two of our leases that were entered into in December 2019 provide the lessee with a purchase option to purchase the leased property at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property for an amount based on our investment and fair market. As of December 31, 2021, our gross investment in the properties with the purchase options was approximately $6.3 million.

Our leases generally contain options to extend the lease terms with an increase in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

The Company plans to apply Topic 842 based on the prospective optional transition method, in which comparative periods will continue to be reported in accordance with Topic 840. The Company also anticipates expanded disclosures upon adoption, as the new standard requires more extensive quantitative and qualitative disclosures as compared to Topic 840 for both lessees and lessors. The Company does not anticipate that the adoption of Topic 842 on January 1, 2022, will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward- looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. We do not expect these standards to be effective for us until January 1, 2023. Since we expect our leases to be operating leases and do not expect our mortgage loan receivable to be outstanding upon adoption, we do not anticipate these standards will have a material impact on our consolidated financial statements.

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

Seasonality

Our business is not, and we do not expect our business to be, subject to material seasonal fluctuations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 12, 2021, with the approval of our audit committee, we dismissed Davidson & Company LLP (“Davidson”) as our independent registered public accounting firm. Davidson’s audit report on our consolidated financial statements as of December 31, 2020 and December 31, 2019, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During our existence, there were no (a) disagreements between us and Davidson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Davidson, would have caused Davidson to make reference to the subject matter of the disagreement in its report on our consolidated financial statements, or (b) “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.

On April 12, 2021, with the approval of our audit committee, we engaged BDO USA, LLP (“BDO”) as our new independent registered public accounting firm. Prior to the engagement of BDO, neither we nor anyone acting on our behalf consulted BDO regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A. Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2021 (the end of the period covered by this Annual Report).

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Limitations on Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Financial Statements. See Index to Financial Statements below.

2.	Schedules to Financial Statements. See Index to Financial Statements below.

All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto.

3. Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
3.2	Amended and Restated Bylaws of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 filed on July, 23 2021).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1

Amended and Restated Agreement of Limited Partnership of NLCP Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.2†*	NewLake Capital Partners, Inc. 2021 Equity Incentive Plan.
10.3†

Employment Agreement between NewLake Capital Partners, Inc. and David Weinstein (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.4†

Employment Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.5†

Employment Agreement between NewLake Capital Partners, Inc. and Fredric Starke (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.6†

Indemnification Agreement between NewLake Capital Partners, Inc. and David Weinstein (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.7†

Indemnification Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.8†

Indemnification Agreement between NewLake Capital Partners, Inc. and Fredric Starker (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.9†

Indemnification Agreement between NewLake Capital Partners, Inc. and Gordon DuGan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.10†

Indemnification Agreement between NewLake Capital Partners, Inc. and Alan Carr (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.11†

Indemnification Agreement between NewLake Capital Partners, Inc. and Joyce Johnson-Miller (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.12†

Indemnification Agreement between NewLake Capital Partners, Inc. and Peter Kadens (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.13†

Indemnification Agreement between NewLake Capital Partners, Inc. and Peter Martay (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.14	Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
10.15	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
10.16

Warrant Agreement between NewLake Capital Partners, Inc, and NLCP Holdings, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.17†	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
10.21†

Form of Senior Executive Restricted Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.22†

Form of Senior Executive Performance Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.23†

Form of Employee Restricted Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.24†

Form of Employee Performance Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.25†

Form of Non-Employee Director Restricted Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

16.1

Letter from Davidson & Company LLP to the Securities and Exchange Commission dated June 21, 2021 (incorporated by reference to Exhibit 16.1 of the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Davidson & Company LLP
31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________________

† Management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

* Filed herewith.

ITEM 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NewLake Capital Partners, Inc.

By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Fredric Starker
Fredric Starker
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Weinstein	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
David Weinstein

/s/ Fredric Starker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2022
Fredric Starker

/s/ Anthony Coniglio	Chief Investment Officer, President and Director	March 17, 2022
Anthony Coniglio

/s/ Gordon DuGan	Director (Chairman)	March 17, 2022
Gordon DuGan

/s/ Alan Carr	Director	March 17, 2022
Alan Carr

/s/ Joyce Johnson	Director	March 17, 2022
Joyce Johnson

/s/ Peter Kadens	Director	March 17, 2022
Peter Kadens

/s/ Peter Martay	Director	March 17, 2022
Peter Martay

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

NewLake Capital Partners, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

NewLake Capital Partners, Inc.

New Canaan, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of NewLake Capital Partners, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Denver, Colorado

March 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

GreenAcreage Real Estate Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GreenAcreage Real Estate Corp. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) to December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from April 9, 2019 (inception) to December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As further described in Note 11, the Company is subject to significant risks and uncertainties as the Company owns a portfolio of properties that it leases to entities, which cultivate, harvest, process and distribute cannabis. Our opinion is not modified with respect to this matter.

We have served as the Company’s auditor since 2021.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 15, 2021

NEWLAKE CAPITAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS:

Real Estate
Land	$15,649	$2,490
Building and Improvements	272,432	124,121
Total Real Estate	288,081	126,611
Less Accumulated Depreciation	(9,155)	(2,650)
Net Real Estate	278,926	123,961
Cash and Cash Equivalents	127,097	19,617
Mortgage Loan Receivable	30,000	-
In-Place Lease Intangible Assets, net	24,002	-
Prepaid Expenses and Other Assets	858	598

TOTAL ASSETS	$460,883	$144,176

LIABILITIES AND EQUITY:

LIABILITIES:

Dividends, Dividend Equivalents and Distributions Payable	$6,765	$894
Security Deposits Payable	6,047	1,594
Loan Payable, net	3,759	-
Interest Reserve	2,144	-
Rent Received in Advance	1,429	-
Accrued Expenses and Other Liabilities	1,404	659

Total Liabilities	21,548	3,147

COMMITMENTS AND CONTINGENCIES

EQUITY:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 12.5% Series A Redeemable Cumulative Preferred Stock, 0 and 125 Shares Issued and Outstanding at December 31, 2021 and December 31, 2020, respectively	-	61
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 21,235,914 Shares Issued and Outstanding at December 31, 2021 and 7,758,145 Shares Issued and Outstanding at December 31, 2020	213	78
Additional Paid-In Capital	450,916	151,778
Accumulated Deficit	(23,574)	(17,154)

Total Stockholders' Equity	427,555	134,763

NONCONTROLLING INTERESTS	11,780	6,266

Total Equity	439,335	141,029

TOTAL LIABILITIES AND EQUITY	$460,883	$144,176

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020
REVENUE:

Rental Income (including tenant reimbursements)	$27,588	$11,663
Interest Income from Mortgage Loan	613	-

TOTAL REVENUE	28,201	11,663

EXPENSES:

Depreciation and Amortization Expense	8,097	2,603
General and Administrative Expense	6,445	4,056
Stock-Based Compensation	2,020	4,721
Property Expenses	144	-
Management Internalization Costs	-	12,360

TOTAL EXPENSES	16,706	23,740

Gain on Sale of Real Estate	-	1,491

INCOME (LOSS) FROM OPERATIONS	11,495	(10,586)

OTHER INCOME (EXPENSE):
Interest Income	100	153
Interest Expense	(6)	-

TOTAL OTHER INCOME	94	153

NET INCOME (LOSS)	11,589	(10,433)

Preferred Stock Dividends	(4)	(16)

Net Income Attributable to Noncontrolling Interests	(356)	(234)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,229	$(10,683)

Net Income (Loss) Attributable to Common Stockholders Per Share - Basic	$0.66	$(1.50)

Net Income (Loss) Attributable to Common Stockholders Per Share - Diluted	$0.65	$(1.50)

Weighted Average Shares of Common Stock Outstanding - Basic	17,011,991	7,123,165

Weighted Average Shares of Common Stock Outstanding - Diluted	17,566,470	7,123,165

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS INC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Series A	Shares of		Additional
	Preferred	Common	Common	Paid-in	Accumulated	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Deficit	Interests	Equity

Balance as of December 31, 2020	$61	7,758,145	$78	$151,778	$(17,154)	$6,266	$141,029

Net Proceeds from the Issuance of Common Stock	-	5,777,882	58	133,027	-	-	133,085

Issuance of Common Stock for Merger Transaction	-	7,699,887	77	162,776	-	-	162,853

Issuance of Warrants for Merger Transaction	-	-	-	4,820	-	-	4,820

Redemption of Series A Preferred Stock	(61)	-	-	-	(64)	-	(125)

Issuance of 88,200 OP Units for Property Acquisition	-	-	-	-	-	2,205	2,205

Stock-Based Compensation	-	-	-	2,020	-	-	2,020

Dividends to Preferred Stock	-	-	-	-	(4)	-	(4)

Dividends to Common Stock	-	-	-	-	(17,585)	-	(17,585)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	-	(130)	(130)

Distributions to OP Unit Holders	-	-	-	-	-	(422)	(422)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	-	(3,505)	-	3,505	-

Net Income	-	-	-	-	11,233	356	11,589

Balance as of December 31, 2021	$-	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS INC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Series A	Shares of		Additional
	Preferred	Common	Common	Paid-in	Accumulated	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Deficit	Interests	Equity

Balance as of December 31, 2019	$61	7,060,250	$69	$131,459	$(437)	$-	$131,152
Net Proceeds from the Issuance of Common Stock	-	745,241	7	15,697	-	-	15,704
Issuance of Common Stock for Internalization	-	152,654	2	3,051	-	-	3,053
Exercise of Option	-	-	-	50	-	-	50
Issuance of 419,798 OP Units for Internalization	-	-	-	1,030	-	7,366	8,396

Stock-Based Compensation	-	-	-	4,721	-	-	4,721

Dividends to Preferred Stock	-	-	-	-	(16)	-	(16)

Dividends to Common Stock	-	-	-	-	(6,004)	-	(6,004)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	(30)	-	(30)

Distributions to OP Unit Holders	-	-	-	-	-	(177)	(177)

Redemption of 54,695 OP Units	-	-	-	-	-	(1,157)	(1,157)

Purchase of 200,000 Shares of Stock	-	(200,000)	-	(4,230)	-	-	(4.230)

Net Loss	-	-	-	-	(10,667)	234	(10,433)

Balance as of December 31, 2020	$61	7,758,145	$78	$151,778	$(17,154)	$6,266	$141,029

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$11,589	$(10,433)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities:
Issuance of Common Stock for Internalization	-	3,053
Issuance of OP Units for Internalization	-	8,396
Stock-Based Compensation	2,020	4,721
Gain on Sale of Real Estate	-	(1,491)
Depreciation and Amortization Expense	8,097	2,603
Changes in Assets and Liabilities, Net of Acquisition:
Prepaid Expenses and Other Assets	462	120
Accrued Expenses and Other Liabilities	(1,840)	(769)
Security Deposits Payable	2,796	1,593
Interest Reserve	2,144	-
Rent Received in Advance	1,429	(445)
Net Cash Provided by Operating Activities	26,697	7,348

Cash Flows from Investing Activities:
Cash Acquired from Merger Transaction	64,355	-
Payment of Merger Related Transaction Costs	(2,144)	-
Reimbursements of Tenant Improvements	(15,163)	-
Deferred Real Estate Costs	-	(10,054)
Investment in Mortgage Loan Receivable	(30,000)	-
Acquisition of Real Estate	(56,955)	(55,000)
Net Cash Used in Investing Activities	(39,907)	(65,054)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Offering Costs	133,085	15,704
Preferred Stock Dividends Paid	(4)	(16)
Common Stock Dividends Paid	(11,665)	(5,159)
Restricted Stock Units Dividend Equivalents Paid	(140)	(20)
Distributions to OP Unit Holders	(461)	(137)
Redemption of Series A Preferred Stock	(125)	-
Exercise of Stock Option	-	50
Net Cash Provided by Financing Activities	120,690	10,422

Net Increase (Decrease) in Cash and Cash Equivalents	107,480	(47,284)

Cash and Cash Equivalents - Beginning of Year	19,617	66,901

Cash and Cash Equivalents - End of Period	$127,097	$19,617

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accrual for Dividends and Distributions Payable	$6,765	$894
Real Estate Assets, In-Place Leases, Other Assets and Liabilities Acquired through the Issuance of Common Stock and Warrants	$103,318	$-
Loan Payable, net of discount	$3,759	$-
Issuance of 88,200 OP Units for Property Acquisition	$2,205	$-
Common Stock and OP Units Received in Exchange for Real Estate	$-	$1,491

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Prior to July 15, 2020, the Company was externally managed by GreenAcreage Management LLC, a Delaware limited liability company (the “Sponsor” or “Manager”), an affiliated entity. The Sponsor funded the Company’s organization, offering and transaction costs. On July 15, 2020, the Company, the Manager and certain other parties entered into a Contribution Agreement (the “Contribution Agreement”) whereby the Manager contributed the assets comprising its business and function, including the Management Agreement, to the Operating Partnership in consideration for partnership common units of the Operating Partnership. As a result of the transactions under such Contribution Agreement, the investment management functions and business of the Manager were internalized into the Operating Partnership (the “Internalization”), employees are compensated directly by the Operating Partnership and no further fees are paid to the Manager under the Management Agreement, as the Operating Partnership assumed the Management Agreement in connection with such transactions. See Note 6.

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

Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity (“VIE”) because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2021 and 2020, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

The Company funded a $30 million nine-month mortgage loan to Hero Diversified Associates, Inc. (“HDAI”) on October 29, 2021. We have determined that HDAI is a VIE because the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE in accordance with ASC 810, Consolidation, when it is the primary beneficiary of such VIE. Based on a number of factors, including that the Company does not have the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, the Company determined that, as of December 31, 2021, the Company does not have a controlling financial interest and is not the primary beneficiary of this VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE. Our maximum exposure to a loss on the HDAI loan is $30 million.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management will adjust such estimates when facts and circumstances dictate. Such estimates include, but are not limited to, useful lives for depreciation of property, the fair value of property and in-place lease intangibles acquired, and the fair value of stock-based compensation. Actual results could differ from those estimates.

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reportable Segment

We are engaged in the business of providing real estate/financing for the regulated cannabis industry. We have aggregated the properties into one reportable segment as our properties are similar in that they are leased to state-licensed operators on long-term triple-net basis and consist of improvements that are reusable and have similar economic characteristics. The financial information disclosed herein represents all of the financial information related to our one reportable segment.

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

Depreciation

We are required to make subjective assessments as to the estimated useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate estimated useful lives. Depreciation of our assets are charged to expense on a straight-line basis over the estimated useful lives. We depreciate each of our buildings and improvements over its estimated remaining useful life, not to exceed 35 years. We depreciate tenant improvements at our buildings, if any, over the estimated useful lives, not to exceed 35 years.

Intangible Assets and Related Amortization

Intangibles related to the Company’s investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place lease.

Construction in Progress

Reimbursements paid to tenants or incurred by the Company for property improvements, generally consisting of building additions or significant upgrades to existing facilities, are considered construction in progress until placed in service. Such improvements are considered placed in service when ready and available for its intended use. Construction in progress was $13.1 million on December 31, 2021 and is included in Buildings and Improvements on the accompanying Consolidated Balance Sheet. There was no construction in progress on December 31, 2020.

Provision for Impairment

We review current activities and changes in the business condition of all of our properties to determine the existence of any triggering events or impairment indicators. If triggering events or impairment indicators are identified, we analyze the carrying value of our real estate for any impairment. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. As of December 31, 2021 and 2020 no impairment losses were recognized.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Stock-Based Compensation

Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized over the requisite service or performance period. If awards are forfeited prior to vesting, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any non-forfeitable dividends and dividend equivalents previously paid on these awards from retained earnings to compensation expense. Forfeitures are recognized as incurred. Certain equity awards are subject to vesting based upon the satisfaction of various market conditions.

Mortgage Loan Receivable

Mortgage loan receivables we originate are recorded at face value on our consolidated balance sheet. Interest income on mortgage loan receivables are accrued based on the outstanding principal balances and applicable interest rates.

Loan Payable

We record loans payable net of discounts on our consolidated balance sheet. The discount is amortized as a non-cash interest expense using the effective interest method, or other method that is not materially different, over the life of the loan payable.

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) ASC 260 – Earnings Per Share (“ASC 260”). Under ASC 260, non-vested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.

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

December 31, 2021

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and will be effective for the Company beginning January 1, 2022. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of December 31, 2021, the Company is the lessee under one office lease and one furniture lease that are for less than 12 months.

We will adopt Topic 842 effective as of January 1, 2022 using the effective date method and will elect the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and  the lease component would be classified as an operating lease if accounted for separately.

As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option.

Our leases will continue to be classified as operating leases under Topic 842 and we will continue to record revenue for each of our properties on a cash basis. Upon adoption of Topic 842, the Company expects to continue to combine tenant reimbursements with rental revenues on the Company’s consolidated statements of operations. The Company has historically not capitalized allocated payroll cost incurred as part of the leasing process, which was allowable under ASC 840 but, will no longer qualify for classification as initial direct costs under Topic 842. Also, the Narrow- Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

Two of our leases that were entered into in December 2019 provide the lessee with a purchase option to purchase the leased property at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property for an amount based on our investment and fair market value. As of December 31, 2021, our gross investment in these two properties was approximately $6.3 million.

Our leases generally contain options to extend the lease terms with an increase in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.

The Company plans to apply Topic 842 based on the prospective optional transition method, in which comparative periods will continue to be reported in accordance with Topic 840. The Company also anticipates expanded disclosures upon adoption, as the new standard requires more extensive quantitative and qualitative disclosures as compared to Topic 840 for both lessees and lessors. The Company does not anticipate that the adoption of Topic 842 on January 1, 2022, will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. We do not expect these standards to be effective for the Company until January 1, 2023. Since we expect our leases to be operating leases and do not expect our mortgage loan receivable to be outstanding upon adoption, we do not anticipate these standards will have a material impact on our consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

As of December 31, 2021, we owned 28 properties located in Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, North Dakota, Ohio, and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the tenants in our portfolio that represented the largest percentage of our total revenue for each of the periods presented:

	For the Year Ended December 31,
	2021		2020

	Number of Leases	Percentage of Rental Revenue	Number of Leases	Percentage of Rental Revenue
Curaleaf	11	32%	1	25%
Cresco Labs	1	23%	1	48%
Columbia Care	5	11%	0	-%
Trulieve	1	11%	0	-%
Acreage	3	10%	3	27%

We have deposited cash with four financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. As of December 31, 2021, we had cash accounts in excess of FDIC insured limits.

Noncontrolling Interests

Noncontrolling interests include interests issued by the Operating Partnership and vested Restricted Stock Units (“RSUs”) representing a 2.7% and 4.4% ownership interest in the Company, at December 31, 2021 and 2020, respectively.

Reclassification

Certain reclassifications of the prior period financial statements have been made to conform to the current year presentation.

Note 3 - INVESTMENTS IN REAL ESTATE

On March 17, 2021, the Company completed the Merger with Target. The Merger was completed through the issuance of 7,699,887 shares of common stock valued at $21.15 per share and warrants to purchase up to 602,392 shares of the Company’s common stock valued at approximately $4.8 million. The Company also incurred approximately $2.1 million in merger-related transaction costs. The consideration issued was based upon the relative value of the two entities.

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

Land	$9,248
Building and Improvements	78,523
In-Place Lease Intangible Assets	25,595
Cash	64,355
Other Assets	154
Security Deposits Payable	(1,658)
Tenant Improvements Payable	(4,384)
Accounts Payable, Accrued Expenses and Other Liabilities	(2,016)
Total purchase price, including transaction costs	$169,817

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

The Company acquired the following properties during the year ended December 31, 2021 (dollars in thousands):

Tenant	Market	Closing Date	Real Estate	In-Place Lease Intangible Asset Costs	Transaction Costs	Total
Trulieve	Pennsylvania	March 17, 2021	$36,678	$12,098	$777	$49,553	(1)
Columbia Care	Massachusetts	March 17, 2021	13,565	4,042	339	17,946
Columbia Care	Illinois	March 17, 2021	11,146	3,047	274	14,467
Curaleaf	Connecticut	March 17, 2021	2,877	433	64	3,374
PharmaCann	Massachusetts	March 17, 2021	2,048	356	46	2,450
Curaleaf	Arkansas	March 17, 2021	2,117	314	47	2,478
Curaleaf	Ohio	March 17, 2021	3,290	571	74	3,935
Curaleaf	Illinois	March 17, 2021	1,701	252	38	1,991
Curaleaf	Illinois	March 17, 2021	3,298	564	74	3,936
Columbia Care	Illinois	March 17, 2021	1,192	202	27	1,421
Curaleaf	North Dakota	March 17, 2021	2,133	348	48	2,529
Columbia Care	Massachusetts	March 17, 2021	2,276	366	51	2,693
Curaleaf	Illinois	March 17, 2021	1,005	174	23	1,202
PharmaCann	Massachusetts	March 17, 2021	790	268	36	1,094	(2)
Curaleaf	Pennsylvania	March 17, 2021	2,185	362	49	2,596
PharmaCann	Pennsylvania	March 17, 2021	1,289	251	30	1,570
Columbia Care	California	March 17, 2021	3,703	1,051	92	4,846
Curaleaf	Pennsylvania	March 17, 2021	1,881	314	42	2,237
Curaleaf	Illinois	March 17, 2021	583	97	13	693
Subtotal of Merger properties			93,757	25,110	2,144	121,011

Mint	Massachusetts	April 1, 2021	1,600	-	-	1,600
Mint	Arizona	June 24, 2021	5,527	-	-	5,527	(3)
Revolutionary Clinics	Massachusetts	June 30, 2021	42,275	-	585	42,860	(4)
Organic Remedies	Missouri	December 20, 2021	16,064	-	-	16,064	(5)
Total			$159,223	$25,110	$2,729	$187,062

(1) Includes approximately $8.5 million of tenant improvement reimbursement commitments which were funded after the merger.

(2) Excludes approximately $0.8 million of tenant improvement reimbursement commitments which were previously included that we do not expect to be funded as of December 31, 2021.

(3) Includes approximately $3.1 million of tenant improvement reimbursement commitments which have been fully funded.

(4) Includes $40.1 million in cash and 88,200 OP Units, valued at approximately $2.2 million, issued in connection with the purchase of the property. The Company is required to issue 132,727 OP Units pursuant to a contribution agreement if certain conditions are met on or before June 30, 2022.

(5) Includes approximately $11.0 million of tenant improvement reimbursements which were funded at closing.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 3 - INVESTMENTS IN REAL ESTATE (continued)

The Company’s current properties also include (dollars in thousands):

Tenant	Market	Closing Date	Real Estate	Costs	Total
Acreage	Pennsylvania	October 24, 2019	$9,823	$338	$10,161
Acreage	Massachusetts	October 24, 2019	9,682	109	9,791
Acreage	Connecticut	October 30, 2019	800	128	928
Cresco Labs	Illinois	December 11, 2019	50,000	732	50,732
Curaleaf	Florida	August 4, 2020	53,763	1,237	55,000
			$124,068	$2,544	$126,612

Depreciation expense was approximately $6.5 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively.

Amortization of the Company’s acquired in-place lease intangible assets were approximately $1.6 million and $0 for the years ended December 31, 2021 and 2020, respectively. Acquired in-place lease intangible assets have a weighted average remaining amortization period of 12.1 years.

Future amortization of the Company’s acquired in-place leases as of December 31, 2021, is as follows (in thousands):

Year	Amortization Expense
2022	$2,013
2023	2,013
2024	2,013
2025	2,013
2026	2,013
Thereafter	13,937
Total	$24,002

Future contractual minimum rent under the Company’s operating leases as of December 31, 2021 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2022	$37,288
2023	39,117
2024	40,294
2025	41,330
2026	42,394
Thereafter	440,309
Total	$640,732

In connection with the Merger, the Company issued warrants to purchase up to 602,392 shares of the Company’s common stock at an exercise price of $24.00 per share. All or any portion of the warrants may be exercised in whole or in part at any time and from time to time on or before July 15, 2027. As of December 31, 2021, 602,392 warrants were exercisable. The Company calculated the fair value of the warrants using the Black-Scholes model, and the fair value of the warrants was determined to be approximately $4.8 million at the time of the Merger. Expected volatilities were based on historical daily volatilities of publicly traded guideline companies. The risk-free interest rate for the expected term of the warrants was based on the U.S. Treasury yield. The expected volatility was 59.4% and the expected life was 6.33 years. The dividend yield on common stock and risk-free interest rate were 3.7% and 1.1%, respectively.

Note 4 – MORTGAGE LOAN RECEIVABLE

The Company funded a $30 million nine-month mortgage loan to HDAI on October 29, 2021. Collateral for the loan includes a first-lien mortgage on a cultivation and processing facility in Erie, Pennsylvania. The loan bears interest at 12.25% and is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. HDAI funded a $2,756,250 interest reserve at closing.  If the loan converts, any remaining balance in the interest reserve is applied as a security deposit.

Note 5 – LOAN PAYABLE

In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller. The loan bears interest at a rate of 4% per annum and principal is payable in annual installments of $1.8 million, $1 million and $1 million in January 2022, 2023 and 2024, respectively. The loan was recorded at fair value and is presented net of a $40,607 discount in the accompanying consolidated balance sheet at December 31, 2021.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 6 - RELATED PARTY TRANSACTIONS

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

Prior to the Internalization, we had entered into a management agreement (the “Management Agreement”) on July 19, 2019, pursuant to which our Manager managed, among other things, our day-to-day activities and business affairs in conformity with the investment guidelines and policies that were approved and monitored by our board of directors. These responsibilities included, but were not limited to, (i) the location, acquisition, financing, development and disposition of dispensary, cultivation, and other properties in both the medical-use and adult-use cannabis markets on behalf of us and our Operating Partnership, (ii) providing market research and analysis about our activities, (iii) evaluating prospective real estate investment opportunities, and (iv) recommending real estate investments for purchase by us and our Operating Partnership and any of its subsidiaries. Our Manager also made available to us and our Operating Partnership appropriate personnel reasonably required to enable our Manager to perform its services under the Management Agreement. The Manager assigned the Management Agreement to the Operating Partnership and the Operating Partnership assumed the Management Agreement and all management functions in connection with the Internalization.

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

Our former Manager is wholly owned by GAMO, a Delaware limited liability company, which was an affiliate of Acreage Holdings, Inc. (“Acreage”). Acreage previously owned 200,000 shares of our common stock and 54,695 OP Units. Kevin Murphy, the Chairman of Acreage, previously owned 250,000 shares. As of December 31, 2021 and December 31, 2020, the Company has assets with an original cost basis of $20.9 million and a net book value of $19.7 million and $20.2 million, respectively, that are leased to Acreage.

Management fees to GAMO of $0 and $657,089 were incurred for the years ended December 31, 2021 and 2020, respectively. These amounts are included in general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2021 and December 31, 2020, there are no management fees payable.

For the years ended December 31, 2021 and 2020, the Company has reimbursed $0 and $350,755, respectively, to the Manager for expenses in accordance with the Management Agreement. These amounts are presented in General and Administrative expense on the accompanying consolidated statements of operations.

HG Vora, on behalf of a fund managed by it, formerly had an option to acquire a 26.7% interest in GAMO for which they paid $1.05 million on August 13, 2019. Upon the commencement of the trading of our common stock on a Securities Exchange, HG Vora had the right to contribute its option to purchase the 26.7% interest in exchange for the number of shares of common stock representing a 2% fully diluted ownership in our common stock (immediately following such exchange). This option was exercised by HG Vora, upon the payment of $50,000, in connection with the Internalization and is no longer outstanding. In addition, we paid a $2.55 million structuring fee to HG Vora in conjunction with our initial private offering in August 2019. We had also entered into an Investor Rights Agreement, Excepted Holder Agreement and Side Letter with HG Vora. In accordance with the Investor Rights Agreement, HG Vora had the right to designate three directors, representing a majority, to our board of directors. Prior to our IPO, HG Vora had the right to nominate a majority of our board of directors.

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

December 31, 2021

Note 6 - RELATED PARTY TRANSACTIONS (continued)

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

Prior to the completion of our IPO, NL Ventures, LLC (“Pangea”) did not have a director nomination right. Following the completion of our IPO, Pangea may nominate one member of our board of directors for so long as Pangea owns at least 4% of our issued and outstanding common stock for 60 consecutive days. If Pangea owns less than 4% of our issued and outstanding common stock for 60 consecutive days, then Pangea may not nominate any members of our board of directors pursuant to the Investor Rights Agreement. During the year ended December 31, 2021, Pangea was paid $53,494 for accounting support in connection with the Merger.

Option Grants

In connection with the closing of the Internalization, the Company and the other parties thereto terminated the Incentive Agreement (described below). In connection therewith the Company issued 791,790 nonqualified stock options (the “Options”), valued at $3,863,935, to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options issued represented 3% of the value of the Company at issuance. The shares of common stock issued by the Company upon exercise of such options, shall be duly authorized, validly issued, fully paid and non-assessable upon such issuance. The Options vested on August 31, 2020. The Options are exercisable upon the earliest of (i) the second anniversary of the Grant Date; (ii) termination of the grantee’s employment or service by the Company other than for cause, or by the grantee for “good reason”, the grantee’s death or disability or (iii) a change in control, as defined. As of December 31, 2021, 615,838 of the 791,790 Option Grants issued to the Company’s four employees and a director are exercisable.

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 7 - NONCONTROLLING INTERESTS

Operating Partnership Units and Restricted Stock Units (RSUs)

The Company’s noncontrolling interests include interests issued by the Operating Partnership and RSUs. See Note 8 for a description of our RSUs.

The activity for the Company’s noncontrolling interest issued by the Operating partnership is set forth in the following table:

	Common Shares	RSUs	OP Units	Noncontrolling Interests %
Balance as of January 1, 2021	7,758,145	87,327	365,103
Restricted Stock Units Issued	-	44,480	-
Common Stock Issued	13,477,769	-	-
OP Units Issued	-	-	88,200
Balance as of December 31, 2021	21,235,914	131,807	453,303	2.7%

	Common Shares/RSUs	OP Units	Noncontrolling Interests %
Balance as of January 1, 2020	7,063,250	-
Internalization	152,654	419,798
Sale of Sanderson Property	(200,000)	(54,695)
Restricted Stock Units Issued	84,327	-
Common Stock Issued	745,241	-
Balance as of December 31, 2020	7,845,472	365,103	4.4%

Note 8 - STOCK BASED COMPENSATION

Our board of directors adopted our 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable us to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company.  Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031.

Restricted Stock Units

During the year ended December 31, 2021, the Company granted 89,498 RSUs to officers, employees and certain directors of the Company. Total outstanding RSUs as of December 31, 2021 are 176,825. The granting of 39,849 of these RSUs during the year ended December 31, 2021 were not pursuant to a formal plan and were granted prior to the IPO. 127,176 RSUs, all of which were granted prior to the IPO, became fully vested upon the IPO. The granting of 49,649 RSUs during the year ended December 31, 2021 were granted subsequent to the IPO and are pursuant to the Company’s 2021 Equity Incentive Plan (the “Plan”). 4,631 RSUs granted in connection with the Plan vested as of December 31, 2021. RSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock upon vesting. Each RSU is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock upon vesting. Unearned dividend equivalents on unvested RSUs as of December 31, 2021 and 2020 were $14,279 and $0, respectively. The amortization of compensation costs for the awards of RSUs are included in stock-based compensation in the accompanying consolidated statements of operations and amount to approximately $2 million and $4.7 million for the years ended December 31, 2021 and 2020, respectively. The remaining unrecognized compensation cost of approximately $1.2 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.2 years as of December 31, 2021.

The following table sets forth our unvested restricted stock activity from April 9, 2019 (Inception) through December 31, 2021:

	Number of Unvested Shares of RSUs	Weighted-Average Grant Date Fair Value Per Share

Granted	3,000	$20.00
Vested	-	$-
Balance at December 31, 2019	3,000	$20.00
Granted	84,327	$21.09
Vested	(39,924)	$21.12
Balance at December 31, 2020	47,403	$20.99
Granted	89,498	$24.67
Vested	(91,883)	$21.39
Balance at December 31, 2021	45,018	$27.49

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 8 - STOCK BASED COMPENSATION (continued)

Performance Stock Units

During the year ended December 31, 2021, the Company granted 77,742 Performance Stock Units (“PSUs”) to certain officers and employees of the Company pursuant to the Plan. Total outstanding PSUs as of December 31, 2021 and 2020 are 77,742 and 0, respectively. PSUs vest subject to the achievement of relative total shareholder return as measured against a peer group of companies and absolute compounded annual growth in stock price during each performance period. The actual number of shares of common stock issued will range from 0 to 155,484 depending upon performance. The performance periods are August 13, 2021 through December 31, 2023 and January 1, 2022 through December 31, 2024, and 21,202 and 56,540 PSUs are scheduled to vest at the end of each performance period, respectively. PSUs are recorded at fair value which involved using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. A fair value of $24.15 and $24.00 was used for PSUs with performance periods ending December 31, 2023 and 2024, respectively.

PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award. Each PSU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of common stock issued per PSU vesting. Unearned dividend equivalents on unvested PSUs as of December 31, 2021 and 2020 were $24,100 and $0, respectively. The amortization of compensation costs for the awards of PSUs are included in stock-based compensation in the accompanying consolidated statements of operations and amount to $32,379 and $0 for the years ended December 31, 2021 and 2020, respectively. The remaining unrecognized compensation cost of approximately $1.8 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.4 years as of December 31, 2021.

The following table sets forth our unvested performance stock activity from January 1, 2021 through December 31, 2021:

	Number of Unvested Shares of PSUs	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2021	-	$-
Granted	77,742	$24.04
Vested	-	$-
Balance at December 31, 2021	77,742	$24.04

Stock Options

The fair value of each option award was estimated on the date of grant using the Black- Scholes model. Expected volatilities were based on historical daily volatilities of publicly traded guideline companies. The expected term of options granted was based on the “simplified” method for options and represents the period of time that options granted were expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option was based on the U.S. Treasury yield. The stock price at date of issuance and exercise price are $20.00 and $24.00, respectively. The expected volatility was 52.5% and the expected life was 4.5 years. The risk- free interest rate was 1.56% and the expected dividend yield was 6.0%. The options were fully vested at December 31, 2020. No options have been granted or been exercised during the year ended December 31, 2021. The value for Options issued in connection with the Internalization are included in stock-based compensation in the accompanying consolidated statements of operations and amount to $0 and $3,863,935 for the years ended December 31, 2021 and 2020, respectively. See Note 6.

The following table summarizes stock option activity during the year ended December 31, 2021 and the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	-	$-
Granted	791,790	$24.00
Exercisable	(527,862)	$24.00
Non-Exercisable at December 31, 2020	263,928	$24.00
Granted	-	-
Exercisable	(87,976)	$24.00
Non-Exercisable at December 31, 2021	175,952	$24.00

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) :

	For the Year Ended December 31,
	2021	2020
Numerator:
Net Income (Loss)	$11,589	$(10,433)
Less: Preferred Stock Dividends	(4)	(16)
Less: Net Income Attributable to OP Interest	(270)	(234)
Less: Net Income Attributable to Restricted Stock Units	(86)	-
Net Income (Loss) Attributable to Common Stockholders	$11,229	$(10,683)

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	17,011,991	7,123,165
Dilutive Effect of Unvested Restricted Stock Units	2,202	-
Dilutive Effect of OP Units	453,303	-
Dilutive Effect of Options and Warrants	98,974	-
Weighted Average Shares of Common Stock Outstanding - Diluted	17,566,470	7,123,165

Earnings Per Share - Basic
Net Income (Loss) Attributable to Common Stockholders	$0.66	$(1.50)
Earnings Per Share - Diluted
Net Income (Loss) Attributable to Common Stockholders	$0.65	$(1.50)

The effect of including 453,303 OP Units and 791,790 outstanding stock options were excluded from our calculation of weighted average shares of common stock outstanding – diluted for the year ended December 31, 2020 as their inclusion would have been anti-dilutive. The effect of including 45,018 unvested RSUs, 453,303 OP Units, 791,790 outstanding stock options and 602,392 outstanding warrants were included in our calculation of weighted average shares of common stock outstanding – diluted for the year ended December 30, 2021. The effect of including 131,807 and 87,327 vested RSUs were excluded from our calculation of weighted average shares of common stock outstanding – diluted for the years ended December 31, 2021 and 2020, respectively, as their inclusion would have been anti-dilutive.

Note 10 - PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.01 per share. On December 20, 2019, the Company issued 125 shares of 12.5% Series A Redeemable Cumulative Preferred Stock for $1,000 per share (the “Series A Preferred Stock”) resulting in net proceeds of $60,600, after deducting legal fees and offering expenses.

On April 6, 2021, the Company redeemed the 125 shares of Series A Preferred Stock outstanding. The shares were redeemed at a redemption price of $1,000 per share, plus accrued and unpaid dividends and an early redemption fee for a total payment of $137,416, in cash. As of December 31, 2021, there was no preferred stock outstanding.

Note 11 – COMMON STOCK

Our Articles of Incorporation authorize 400,000,000 shares of common stock with a par value of $0.01. On April 26, 2019, 100 shares of our common stock were purchased by a member of our Sponsor, for $20 per share, who became our initial stockholder. On August 12, 2019, the Company issued 7,060,150 shares of common stock (the “Offering”) for $20 per share, resulting in net proceeds of $131.5 million, after deducting investment banking discount, placement fees and offering expenses.

In December 2020, the Company issued 745,241 shares of common stock for $21.15 per share, resulting in net proceeds of $15.7 million, after deducting offering expenses.

During January and February 2021, the Company issued 1,871,932 shares of common stock for $21.15 per share, resulting in net proceeds of approximately $39.6 million, after deducting offering expenses.

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 12 - COMMON DIVIDENDS, DIVIDEND EQUIVALENTS AND DISTRIBUTIONS

The following tables describe the cash dividends, dividend equivalents on vested RSUs and, in our capacity as general partner of the operating partnership, authorized distributions on our OP Units declared by the Company during the year ended December 31, 2021 and 2020:

Declaration Date	Amount per Share/Unit	Period Covered	Dividends, Dividend Equivalents and Distributions Paid Date	Dividends, Dividend Equivalents and Distributions Amount
February 27, 2021	$0.15	January 1, 2021 to March 16, 2021	March 22, 2021	$1,518,070
March 15, 2021	0.08	January 1, 2021 to March 16, 2021	March 29, 2021	809,665
June 30, 2021	0.24	March 17, 2021 to June 30, 2021	July 15, 2021	4,276,968
August 11, 2021	0.12	July 1, 2021 to August 12, 2021	August 12, 2021	2,149,253
September 15, 2021	0.12	August 13, 2021 to September 30, 2021	October 15, 2021	2,617,967
December 15, 2021	0.31	October 1, 2021 to December 31, 2021	January 14, 2022	6,764,517
Total	$1.02			$18,136,440

Declaration Date	Amount per Share/Unit	Period Covered	Dividends, Dividend Equivalents and Distributions Paid Date	Dividends, Dividend Equivalents and Distributions Amount
March 15, 2020	$0.07	January 1, 2020 to March 31, 2020	April 15, 2020	$494,428
June 15, 2020	0.08	April 1, 2020 to June 30, 2021	July 15, 2020	565,060
July 14, 2020	0.22	Special Dividend	October 15, 2020	1,553,915
September 15, 2020	0.11	July 1, 2020 to September 30, 2021	October 15, 2020	840,422
November 30, 2020	0.25	October 1, 2020 to December 31, 2020	December 15, 2020	1,863,002
December 23, 2020	0.11	October 1, 2020 to December 31, 2020	January 15, 2021	894,483
Total	$0.84			$6,211,310

The Company has accrued unearned dividend equivalents on unvested RSUs and unvested PSUs of $38,379 and $0 as of December 31, 2021 and 2020, respectively.

Note 13 - FAIR VALUE MEASUREMENTS

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

The carrying amounts of financial instruments such as cash and cash equivalents, mortgage loan receivable, loan payable and accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments. Our loan payable was recorded at fair value on December 20, 2021.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 14 - COMMITMENTS AND CONTINGENCIES

The Company has aggregate unfunded commitments to invest $24.0 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts, Missouri and Pennsylvania.

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

In connection with the purchase and leaseback of the Revolutionary Clinics property, the Company is required to issue 132,727 OP Units pursuant to a contribution agreement if certain conditions are met on or before June 30, 2022.

The Company has an agreement to sell its PharmaCann Massachusetts property for $0.8 million.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the operational and financial performance of the Company's real estate will depend on future developments, including the duration and spread of the outbreak and related travel advisories and restrictions and the impact of COVID-19 on overall demand for leased space, including retail establishments, all of which are highly uncertain and cannot be predicted. If demand for the Company's real estate are impacted for an extended period, results of operations may be materially adversely affected. As of December 31, 2021, COVID-19 had not had a material impact to the Company's operations or financial condition, however, any future impacts of COVID- 19 are highly uncertain and cannot be predicted.

Note 15 - SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company funded approximately $3.4 million of tenant improvements to our cultivation facilities in Massachusetts and Missouri.

Additionally, the board of directors declared a first quarter 2022 cash dividend of $0.33 per share of common stock for the period beginning on January 1, 2022, through the end of the first quarter, March 31, 2022. The dividend is payable on April 14, 2022 to stockholders of record at the close of business on March 31, 2022.