Form 10-Q
period 2022-03-31
NewLake Capital Partners, Inc.
filed 2022-05-12
CIK 1854964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes  ☐       No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 11, 2022 was 21,300,410.

NewLake Capital Partners, Inc.

FORM 10-Q

MARCH 31, 2022

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

•	the impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally;

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	other factors affecting the real estate industry generally;

•	the competitive environment in which we operate;

•	the estimated growth in and evolving market dynamics of the regulated cannabis market;

•	the expected medical-use or adult-use cannabis legalization in certain states;

•	shifts in public opinion regarding regulated cannabis;

•	the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;

•	the risks associated with the development of cultivation centers and dispensaries;

•	our ability to successfully identify opportunities in target markets;

•	our status as an emerging growth company and a smaller reporting company;

•	our lack of operating history;

•	our tenants’ lack of operating history;

•	the concentration of our tenants in certain geographical areas;

•	our failure to generate sufficient cash flows to service any outstanding indebtedness we may incur in the future;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	our failure to acquire the properties in our identified pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to properly assess employment growth or other trends in target markets and other markets in which we seek to invest;

•	lack or insufficient amounts of insurance;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	our access to certain financial resources, including banks and other financial institutions;

•	our failure to successfully operate acquired properties;

•	our ability to operate successfully as a public company;

•	our dependence on key personnel and ability to identify, hire and retain qualified personnel in the future;

•	conflicts of interests with our officers and/or directors stemming from their fiduciary duties to other entities, including our operating partnership;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	fluctuations in interest rates and increased operating costs;

•	financial market fluctuations;

•	general volatility of the market price of our common stock;

•	reduced liquidity of our common stock resulting from limited availability of clearing firms that will settle our securities offerings;

•	changes in GAAP;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a REIT for federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWLAKE CAPITAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS:

Real Estate
Land	$15,097	$15,649
Building and Improvements	275,605	272,432
Total Real Estate	290,702	288,081
Less Accumulated Depreciation	(11,329)	(9,155)
Net Real Estate	279,373	278,926
Cash and Cash Equivalents	114,788	127,097
Mortgage Loan Receivable	30,000	30,000
In-Place Lease Intangible Assets, net	23,498	24,002
Other Assets	8,278	858

TOTAL ASSETS	$455,937	$460,883

LIABILITIES AND EQUITY:

LIABILITIES:

Dividends, Dividend Equivalents and Distributions Payable	$7,200	$6,765
Security Deposits Payable	6,047	6,047
Loan Payable, net	1,966	3,759
Interest Reserve	1,225	2,144
Rent Received in Advance	1,106	1,429
Accrued Expenses and Other Liabilities	719	1,404

Total Liabilities	18,263	21,548

COMMITMENTS AND CONTINGENCIES

EQUITY:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 12.5% Series A Redeemable Cumulative Preferred Stock, 0 and 0 Shares Issued and Outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 21,300,410 Shares Issued and Outstanding at March 31, 2022 and 21,235,914 Shares Issued and Outstanding at December 31, 2021	213	213
Additional Paid-In Capital	452,690	450,916
Accumulated Deficit	(25,586)	(23,574)

Total Stockholders' Equity	427,317	427,555

NONCONTROLLING INTERESTS	10,357	11,780

Total Equity	437,674	439,335

TOTAL LIABILITIES AND EQUITY	$455,937	$460,883

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
REVENUE:

Rental Income (including tenant reimbursements)	$9,247	$4,419
Interest Income from Mortgage Loan	919	-

TOTAL REVENUE	10,166	4,419

EXPENSES:

Depreciation and Amortization Expense	2,679	1,086
General and Administrative Expense	1,787	890
Stock-Based Compensation	405	907
Property Expenses	122	-

TOTAL EXPENSES	4,993	2,883

Loss on Sale of Real Estate	(60)	-

INCOME FROM OPERATIONS	5,113	1,536

OTHER INCOME (EXPENSE):
Interest Income	48	2
Interest Expense	(27)	-

TOTAL OTHER INCOME	21	2

NET INCOME	5,134	1,538

Preferred Stock Dividends	-	(4)

Net Income Attributable to Noncontrolling Interests	(117)	(77)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,017	$1,457

Net Income Attributable to Common Stockholders Per Share - Basic	$0.24	$0.15

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.23	$0.15

Weighted Average Shares of Common Stock Outstanding - Basic	21,251,909	9,921,083

Weighted Average Shares of Common Stock Outstanding - Diluted	21,931,352	10,022,301

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share amounts)

	Shares of		Additional
	Common	Common	Paid-in	Accumulated	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Interests	Equity

Balance as of December 31, 2021	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335

Conversion of Vested RSUs to Common Stock, net of taxes	3,002	-	126	-	(126)	-

Conversion of OP Units to Common Stock	61,494	-	1,104	-	(1,104)	-

Stock-Based Compensation	-	-	405	-	-	405

Dividends to Common Stock	-	-	-	(7,029)	-	(7,029)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	(42)	(42)

Distributions to OP Unit Holders	-	-	-	-	(129)	(129)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	139	-	(139)	-

Net Income	-	-	-	5,017	117	5,134

Balance as of March 31, 2022	21,300,410	$213	$452,690	$(25,586)	$10,357	$437,674

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share amounts)

	Series A	Shares of		Additional
	Preferred	Common	Common	Paid-in	Accumulated	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Deficit	Interests	Equity

Balance as of December 31, 2020	$61	7,758,145	$78	$151,778	$(17,154)	$6,266	$141,029

Net Proceeds from the Issuance of Common Stock	-	1,871,932	19	39,560	-	-	39,579

Issuance of Common Stock for Merger Transaction	-	7,699,887	77	162,776	-	-	162,853

Issuance of Warrants for Merger Transaction	-	-	-	4,820	-	-	4,820

Stock-Based Compensation	-	-	-	907	-	-	907

Dividends to Preferred Stock	-	-	-	-	(4)	-	(4)

Dividends to Common Stock	-	-	-	-	(2,215)	-	(2,215)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	(29)	-	(29)

Distributions to OP Unit Holders	-	-	-	-	-	(85)	(85)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	-	(898)	-	898	-

Net Income	-	-	-	-	1,482	56	1,538

Balance as of March 31, 2021	$61	17,329,964	$174	$358,943	$(17,920)	$7,135	$348,393

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$5,134	$1,538
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	405	907
Loss on Sale of Real Estate	60	-
Depreciation and Amortization Expense	2,679	1,086
Non-cash financing expense	7	-
Changes in Assets and Liabilities, Net of Acquisition:
Other Assets	(121)	118
Accrued Expenses and Other Liabilities	(685)	(2,199)
Interest Reserve	(919)	-
Rent Received in Advance	(323)	477
Net Cash Provided by Operating Activities	6,237	1,927

Cash Flows from Investing Activities:
Cash Acquired from Merger Transaction	-	64,355
Payment of Merger Related Transaction Costs	-	(2,144)
Escrow Deposit	(7,300)	-
Reimbursements of Tenant Improvements	(3,443)	(2,284)
Disposition of Real Estate	761	-
Net Cash (Used in) Provided by Investing Activities	(9,982)	59,927

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Offering Costs	-	39,579
Common Stock Dividends Paid	(6,593)	(3,060)
Restricted Stock Units Dividend Equivalents Paid	(42)	(38)
Distributions to OP Unit Holders	(129)	(124)
Payment of Loan Payable	(1,800)	-
Net Cash (Used in) Provided by Financing Activities	(8,564)	36,357

Net Increase (Decrease) in Cash and Cash Equivalents	(12,309)	98,211

Cash and Cash Equivalents - Beginning of Year	127,097	19,617

Cash and Cash Equivalents - End of Period	$114,788	$117,828

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accrual for Dividends and Distributions Payable	$7,200	$3
Accrual for Reimbursements of Tenant Improvements	$-	$2,101
Real Estate Assets, In-Place Leases, Other Assets and Liabilities Acquired through the Issuance of Common Stock and Warrants	$-	$103,318

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 1 - ORGANIZATION

NewLake Capital Partners, Inc. (the “Company”, “we”, “us", “our”), a Maryland corporation, was formed on April 9, 2019 under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company’s year-end is December 31. On March 17, 2021, GARE completed a merger (the “Merger”) with another company (the “Target”) by issuing common stock and warrants, and subsequently changed its name to NewLake Capital Partners, Inc.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership, as well as the Operating Partnership’s wholly owned properties, each of which is held in a single member LLC, presented in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

This interim financial information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. The accompanying consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements.

Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity (“VIE”) because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2022 and December 31, 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

The Company funded a $30 million nine-month mortgage loan to Hero Diversified Associates, Inc. (“HDAI”) on October 29, 2021. We have determined that HDAI is a VIE because the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, when it is the primary beneficiary of such VIE. Based on a number of factors, including that the Company does not have the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, the Company determined that, as of March 31, 2022, the Company does not have a controlling financial interest and is not the primary beneficiary of this VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE. Our maximum exposure to a loss on the HDAI loan is $30 million.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reportable Segment

We are engaged in the business of providing real estate/financing for the regulated cannabis industry. We have aggregated the properties into one reportable segment as our properties are similar in that they are leased to state-licensed operators on long-term triple-net basis, consist of improvements that are reusable and have similar economic characteristics. The financial information disclosed herein represents all of the financial information related to our one reportable segment.

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Related Amortization

Intangibles related to the Company’s investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place lease.

Construction in Progress

Reimbursements paid to tenants or incurred by the Company for property improvements, generally consisting of building additions or significant upgrades to existing facilities, are considered construction in progress until placed in service. Such improvements are considered placed in service when ready and available for its intended use. Construction in progress was $7.8 million and $13.1 million on March 31, 2022 and December 31, 2021, respectively, and is included in Buildings and Improvements on the accompanying Consolidated Balance Sheet.

Provision for Impairment

We review current activities and changes in the business condition of all of our properties to determine the existence of any triggering events or impairment indicators. If triggering events or impairment indicators are identified, we analyze the carrying value of our real estate for any impairment. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. As of March 31, 2022 and December 31, 2021 no impairment losses were recognized.

Revenue Recognition

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with ASC 260, – Earnings Per Share. Under ASC 260, non-vested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings.

Basic EPS is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted EPS is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include OP Units, stock options, warrants, vested shares of restricted stock and unvested shares of restricted stock in the computation of diluted EPS by using the more dilutive of the two-class method or treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation.

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and became effective for the Company beginning January 1, 2022. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of March 31, 2022, the Company is the lessee under one office lease and one furniture lease that are for less than 12 months.

We adopted Topic 842 effective as of January 1, 2022 using the effective date method and elected the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and  the lease component would be classified as an operating lease if accounted for separately.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Lease Accounting (continued)

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

Our leases continue to be classified as operating leases under Topic 842 and we continue to record revenue for each of our properties on a cash basis. Upon adoption of Topic 842, the Company continues to combine tenant reimbursements with rental revenues on the Company’s consolidated statements of operations. The Company has historically not capitalized allocated payroll cost incurred as part of the leasing process, which was allowable under ASC 840 but, no longer qualifies for classification as initial direct costs under Topic 842. Also, the Narrow- Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

Recent Accounting Pronouncements

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

Concentration of Credit Risk

As of March 31, 2022, we owned 27 properties located in Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, North Dakota, Ohio, and Pennsylvania. The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk (continued)

The following table sets forth the tenants in our portfolio that represented the largest percentage of our total rental income for each of the periods presented:

	For the Three Months Ended March 31,
	2022		2021

	Number of Leases	Percentage of Rental Income	Number of Leases	Percentage of Rental Income
Curaleaf	11	26%	11	42%
Cresco Labs	1	17%	1	35%
Revolutionary Clinics	1	14%	0	-%
Trulieve	1	14%	1	3%
Columbia Care	5	11%	5	4%
Acreage	3	8%	3	16%

We have deposited cash with three financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. As of March 31, 2022, we had cash accounts in excess of FDIC insured limits.

Noncontrolling Interests

Noncontrolling interests include interests issued by the Operating Partnership and vested Restricted Stock Units (“RSUs”) representing a 2.4% and 2.7% ownership interest in the Company, at March 31, 2022 and December 31, 2021, respectively.

Note 3 - REAL ESTATE

Tenant Improvements Funded

During the three months ended March 31, 2022, we funded approximately $3.2 million of tenant improvements at our Missouri property leased to Organic Remedies, which resulted in an increase in rent at the property.

During the three months ended March 31, 2022 we funded approximately $0.2 million of tenant improvements at our Massachusetts property leased to the Mint which resulted in an increase in rent at the property.

Lease Amendments and Disposal of Real Estate

On March 21, 2022, we sold our PharmaCann Massachusetts property for approximately $0.8 million. We recognized a loss on sale of the property of $60,113. We continue to collect the rent that would have been received from the PharmaCann Massachusetts property through increased lease payments from each of the remaining properties operated by PharmaCann in our portfolio.

Depreciation expense was approximately $2.2 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 3 – REAL ESTATE (continued)

Amortization of the Company’s acquired in-place lease intangible assets were approximately $0.5 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Acquired in-place lease intangible assets have a weighted average remaining amortization period of 11.9 years.

Future amortization of the Company’s acquired in-place leases as of March 31, 2022, is as follows (in thousands):

Year	Amortization Expense
2022 (nine months ending December 31, 2022)	$1,509
2023	2,013
2024	2,013
2025	2,013
2026	2,013
Thereafter	13,937
Total	$23,498

Future contractual minimum rent under the Company’s operating leases as of March 31, 2022 for future periods is summarized as follows (in thousands):

Year	Contractual Minimum Rent
2022 (nine months ending December 31, 2022)	$28,373
2023	39,240
2024	40,294
2025	41,330
2026	42,394
Thereafter	440,309
Total	$631,940

Note 4 – MORTGAGE LOAN RECEIVABLE

The Company funded a $30 million nine-month mortgage loan to HDAI on October 29, 2021. Collateral for the loan includes a first-lien mortgage on a cultivation and processing facility in Erie, Pennsylvania. The loan bears interest at 12.25% and is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. HDAI funded a $2,756,250 interest reserve at closing.  If the loan converts, any remaining balance in the interest reserve is applied as a security deposit. There is approximately $1.2 million remaining in the interest reserve recorded as a liability on the accompanying consolidated balance sheet at March 31, 2022.

Note 5 – LOAN PAYABLE

In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller. The loan bears interest at a rate of 4% per annum. Principal on the loan is payable in annual installments of which $1.8 million was paid in January 2022. The remaining principal is payable in annual installments of $1 million and $1 million in January 2023 and 2024, respectively. The loan was initially recorded at fair value and is presented net of a $33,839 discount in the accompanying consolidated balance sheet at March 31, 2022.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 6 - RELATED PARTY TRANSACTIONS

Merger Agreement

In connection with the Merger, we entered into an investor rights agreement (the “Investor Rights Agreement”). The Investor Rights Agreement provides the stockholders party thereto with certain rights with respect to the nomination of members to our board of directors. Prior to the completion of our IPO, pursuant to the Investor Rights Agreement, HG Vora Capital Management, LLC (“HG Vora”) had the right to nominate four directors to our board of directors. Following the completion of our IPO, for so long as HG Vora owns (i) at least 9% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate two of the members of our board of directors, and (ii) at least 5% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate one member of our board of directors. If HG Vora owns less than 5% of our issued and outstanding common stock for 60 consecutive days, then HG Vora may not nominate any members of our board of directors pursuant to the Investor Rights Agreement.

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

Prior to the completion of our IPO, NL Ventures, LLC (“Pangea”) did not have a director nomination right. Following the completion of our IPO, Pangea may nominate one member of our board of directors for so long as Pangea owns at least 4% of our issued and outstanding common stock for 60 consecutive days. If Pangea owns less than 4% of our issued and outstanding common stock for 60 consecutive days, then Pangea may not nominate any members of our board of directors pursuant to the Investor Rights Agreement. The Company made payments to Pangea for reimbursed expenses and services of $0 and $43,000 during the three months ended March 31, 2022 and 2021, respectively.

Note 7 - NONCONTROLLING INTERESTS

Operating Partnership Units and Restricted Stock Units (RSUs)

The Company’s noncontrolling interests include interests issued by the Operating Partnership and RSUs. See Note 8 for a description of our RSUs.

The activity for the Company’s noncontrolling interest issued by the Operating partnership is set forth in the following table:

	Common Shares	Vested RSUs	OP Units	Noncontrolling Interests %
Balance as of January 1, 2022	21,235,914	131,807	453,303	2.7%
Restricted Stock Units Converted, net of taxes	3,002	(4,631)	-
OP Units Converted	61,494	-	(61,494)
Balance as of March 31, 2022	21,300,410	127,176	391,809	2.4%

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 7 - NONCONTROLLING INTERESTS (continued)

Operating Partnership Units and Restricted Stock Units (RSUs) (continued)

	Common Shares	Vested RSUs	OP Units	Noncontrolling Interests %
Balance as of January 1, 2021	7,758,145	87,327	365,103	5.5%
Restricted Stock Units Issued	-	38,308	-
Common Stock Issued	9,571,819	-	-
Balance as of March 31, 2021	17,329,964	125,635	365,103	2.8%

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

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 1,044 RSUs to certain directors of the Company. Total outstanding RSUs as of March 31, 2022 are 169,136. 127,176 of these RSUs, were not issued pursuant to a formal plan, were granted prior to the IPO, and became fully vested upon the IPO. 50,693 RSUs were granted subsequent to the IPO and are pursuant to the Company’s 2021 Equity Incentive Plan (the “Plan”). On December 31, 2021, 4,631 RSUs vested and 4,102 RSUs were forfeited during the three months ended March 31, 2022. RSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock upon vesting. Each RSU is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock upon vesting. Unearned dividend equivalents on unvested RSUs as of March 31, 2022 and 2021 were $26,854 and $0, respectively. The amortization of compensation costs for the awards of RSUs are included in stock-based compensation in the accompanying consolidated statements of operations and amount to approximately $0.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. The remaining unrecognized compensation cost of approximately $0.9 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.2 years as of March 31, 2022.

The following table sets forth our unvested restricted stock activity from January 1, 2022 through March 31, 2022:

	Number of Unvested Shares of RSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2022	45,018	$27.49
Granted	1,044	$27.49
Forfeited	(4,102)	$27.49
Balance at March 31, 2022	41,960	$27.49

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 8 – STOCK BASED COMPENSATION (continued)

Restricted Stock Units (continued)

The following table sets forth our unvested restricted stock activity from January 1, 2021 through March 31, 2021:

	Number of Unvested Shares of RSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	47,403	$20.99
Granted	38,308	$21.15
Vested	(42,266)	$21.15
Balance at March 31, 2021	43,445	$20.98

Performance Stock Units

During the three months ended March 31, 2022, the Company did not grant any Performance Stock Units (“PSUs”) to officers or employees of the Company. Total outstanding PSUs as of March 31, 2022 and 2021 are 77,742 and 0, respectively. PSUs vest subject to the achievement of relative total shareholder return as measured against a peer group of companies and absolute compounded annual growth in stock price during each performance period. The actual number of shares of common stock issued will range from 0 to 155,484 depending upon performance. The performance periods are August 13, 2021 through December 31, 2023 and January 1, 2022 through December 31, 2024, and 21,202 and 56,540 PSUs are scheduled to vest at the end of each performance period, respectively. PSUs are recorded at fair value which involved using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. A fair value of $24.15 and $24.00 was used for PSUs with performance periods ending December 31, 2023 and 2024, respectively.

PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award. Each PSU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of common stock issued per PSU vesting. Unearned dividend equivalents on unvested PSUs as of March 31, 2022 and 2021 were $49,755 and $0, respectively. The amortization of compensation costs for the awards of PSUs are included in stock-based compensation in the accompanying consolidated statements of operations and amount to $0.2 million and $0 for the three months ended March 31, 2022 and 2021, respectively. The remaining unrecognized compensation cost of approximately $1.7 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.3 years as of March 31, 2022.

The following table sets forth our unvested performance stock activity from January 1, 2022 through March 31, 2022:

	Number of Unvested Shares of PSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2022	77,742	$24.04
Granted	-	$-
Vested	-	$-
Balance at March 31, 2022	77,742	$24.04

There were no performance stock units issued or outstanding at March 31, 2021.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 8 – STOCK BASED COMPENSATION (continued)

Stock Options

The Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options vested on August 31, 2020. The Options are exercisable upon the earliest of (i) the second anniversary of the Grant Date; (ii) termination of the grantee’s employment or service by the Company other than for cause, or by the grantee for “good reason”, the grantee’s death or disability or (iii) a change in control, as defined. As of March 31, 2022, 615,838 of the 791,790 Option Grants issued to the Company’s four employees and a director are exercisable. Options expire on July 15, 2027.

The following table summarizes stock option activity from January 1, 2022 through March 31, 2022:

	Number of Shares	Weighted Average Exercise Price
Non-Exercisable at January 1, 2022	175,952	$24.00
Granted	-	-
Exercisable	-	-
Non-Exercisable at March 31, 2022	175,952	$24.00

The following table summarizes stock option activity from January 1, 2021 through March 31, 2021:

	Number of Shares	Weighted Average Exercise Price
Non-Exercisable at January 1, 2021	263,928	$24.00
Granted	-	-
Exercisable	-	-
Non-Exercisable at March 31, 2021	263,928	$24.00

Note 9 - WARRANTS

On March 17, 2021, in connection with the Merger, the Company entered into a warrant agreement which granted the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants are immediately exercisable and expire on July 15, 2027.

The following table summarizes warrant activity from January 1, 2022 through March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price
Exercisable at January 1, 2022	602,392	$24.00
Granted	-	-
Exercised	-	-
Exercisable at March 31, 2022	602,392	$24.00

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 9 – WARRANTS (continued)

The following table summarizes warrant activity from January 1, 2021 through March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price
Granted at March 17, 2021	602,392	$24.00
Exercised	-	-
Exercisable at March 31, 2021	602,392	$24.00

Note 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) :

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net Income	$5,134	$1,538
Less: Preferred Stock Dividends	-	(4)
Less: Net Income Attributable to OP Interest	(88)	(56)
Less: Net Income Attributable to Restricted Stock Units	(29)	(21)
Net Income Attributable to Common Stockholders	$5,017	$1,457

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	21,251,909	9,921,083
Dilutive Effect of OP Units	438,375	-
Dilutive Effect of Vested Restricted Stock Units	130,160	101,218
Dilutive Effect of Options and Warrants	65,099	-
Dilutive Effect of Unvested Restricted Stock Units	45,809	-
Weighted Average Shares of Common Stock Outstanding - Diluted	21,931,352	10,022,301

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.24	$0.15
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.23	$0.15

During the three months ended March 31, 2022, the effect of including OP Units, vested RSUs, outstanding stock options, outstanding warrants and unvested RSUs were included in our calculation of weighted average shares of common stock outstanding – diluted. During the three months ended March 31, 2021, the effect of including vested RSUs were included in our calculation of weighted average shares of common stock outstanding – diluted. The effect of OP Units, outstanding stock options and outstanding warrants were excluded in our calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive.

Note 11 - PREFERRED STOCK

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

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 11 – PREFERRED STOCK (continued)

On April 6, 2021, the Company redeemed the 125 shares of Series A Preferred Stock outstanding. The shares were redeemed at a redemption price of $1,000 per share, plus accrued and unpaid dividends and an early redemption fee for a total payment of $137,416, in cash. As of March 31, 2022 there were no shares of preferred stock outstanding.

Note 12 – COMMON STOCK

The Company’s Articles of Incorporation authorize 400,000,000 shares of common stock with a par value of $0.01.

During January and February 2021, the Company issued 1,871,932 shares of common stock for $21.15 per share, resulting in net proceeds of approximately $39.6 million, after deducting offering expenses.

During March 2021, in connection with the Merger, the Company issued 7,699,887 shares of common stock and warrants to purchase up to 602,392 shares of the Company’s common stock.

On December 31, 2021, 4,631 RSUs granted to certain officers and employees vested. These RSUs were converted to shares of our common stock on February 28, 2022 and were issued net of withholding taxes.

During the three months ended March 31, 2022, 61,494 OP Units were converted into shares of our common stock.

Note 13 - COMMON DIVIDENDS, DIVIDEND EQUIVALENTS AND DISTRIBUTIONS

The following tables describe the cash dividends, dividend equivalents on vested RSUs and, in our capacity as general partner of the operating partnership, authorized distributions on our OP Units declared by the Company during the three months ended March 31, 2022 and 2021:

Declaration Date	Amount per Share/Unit	Period Covered	Dividends, Dividend Equivalents and Distributions Paid Date	Dividends, Dividend Equivalents and Distributions Amount
March 15, 2022	$0.33	January 1, 2022 to March 31, 2022	April 14, 2022	$7,200,400
Total	$0.33			$7,200,400

Declaration Date	Amount per Share/Unit	Period Covered	Dividends, Dividend Equivalents and Distributions Paid Date	Dividends, Dividend Equivalents and Distributions Amount
February 27, 2021	$0.15	January 1, 2021 to March 16, 2021	March 22, 2021	$1,518,070
March 15, 2021	0.08	January 1, 2021 to March 16, 2021	March 29, 2021	809,665
Total	$0.23			$2,327,735

The Company has accrued unearned dividend equivalents on unvested RSUs and unvested PSUs of $26,854 and $49,755 as of March 31, 2022. There were no accrued unearned dividend equivalents on unvested RSUs or unvested PSUs as of March 31, 2021.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 14 - FAIR VALUE MEASUREMENTS

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

The carrying amounts of financial instruments such as cash and cash equivalents, mortgage loan receivable and accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments. Our loan payable was recorded at fair value on December 20, 2021.

Note 15 - COMMITMENTS AND CONTINGENCIES

The Company has aggregate unfunded commitments to invest $20.6 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts, Missouri and Pennsylvania.

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

The extent of the impact of the coronavirus ("COVID-19") pandemic on the operational and financial performance of the Company's real estate will depend on future developments, including the duration and spread of the pandemic and related travel advisories and restrictions and the impact of COVID-19 on overall demand for leased space, including retail establishments, all of which are highly uncertain and cannot be predicted. If demand for the Company's real estate are impacted for an extended period, results of operations may be materially adversely affected. As of March 31, 2022, COVID-19 had not had a material impact to the Company's operations or financial condition, however, any future impacts of COVID- 19 are highly uncertain and cannot be predicted.

Note 16 - SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company funded approximately $3.6 million of tenant improvements to our cultivation facilities in Arizona and Missouri.

On April 1, 2022, using escrow deposits funded in March 2022, the Company purchased a $7.3 million Missouri cultivation facility with a commitment to fund an additional $5.2 million to complete construction. The Company entered into a long-term, triple-net lease with an affiliate of C3 Industries, Inc., which is guaranteeing the lease. The Company also entered into an agreement to purchase an adjacent parcel of land and fund construction of a cultivation facility (subject to normal and customary closing conditions and regulatory approvals) for up to $16.5 million. If the transaction is consummated, the Company will amend the existing long-term, triple-net lease to include the purchase of the adjacent parcel. In addition, the acquisition contains an interest-only four-year $5.0 million loan that can be drawn over the next year, with principal due upon maturity.

NEWLAKE CAPITAL PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 16 - SUBSEQUENT EVENTS (continued)

On May 6, 2022 the Company entered into a five-year revolving credit facility (“Credit Facility”) with a $30 million initial commitment. The Credit Facility contemplates an expansion to $100 million as additional lenders are added. The Credit Facility has a fixed interest rate of 5.65% for the first three years and a floating rate thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2021 included in our most recent Annual Report on Form 10-K.

This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Cautionary Statement Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

NewLake Capital Partners, Inc., ("the “Company”, "we," "our," "us,") is an internally managed REIT and a leading provider of real estate capital to state-licensed cannabis operators primarily through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations.

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

On March 17, 2021, we completed the acquisition of a separate company that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry (see “The Merger” below). As of March 31, 2022, we owned a geographically diversified portfolio consisting of 27 properties across 11 states with nine tenants, comprised of 16 dispensaries and 11 cultivation facilities. Additionally, the Company has funded one mortgage loan collateralized by a cultivation and processing facility. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022.

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

Our business strategy includes the acquisition of additional properties utilized in the cannabis industry as well as the provision of capital to our tenants for the development and expansion of our properties. As of March 31, 2022, we have aggregate unfunded commitments to invest $20.6 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts, Missouri and Pennsylvania. Our leases are generally structured to disburse capital over specified periods of time. The leases also contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed. Our Pennsylvania cultivation facility is currently paying rent on approximately $7.0 million of unfunded capital.

As of March 31, 2022, our properties had a weighted average remaining lease term of 14.3 years. Our tenants include affiliates of what we believe to be some of the leading and most well-capitalized companies in the industry, such as Curaleaf, Cresco Labs, Trulieve and Columbia Care.

As of March 31, 2022, we had a $2.0 million loan payable in connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri. The loan is payable in annual principal installments of $1 million and $1 million in January 2023 and 2024, respectively.

Recent Developments

During the second quarter, as of May 12, 2022, the Company funded approximately $3.6 million of tenant improvements to our cultivation facilities in Arizona and Missouri.

On April 1, 2022, using escrow deposits funded in March 2022, the Company purchased a $7.3 million Missouri cultivation facility with a commitment to fund an additional $5.2 million to complete construction. The Company entered into a long-term, triple-net lease with an affiliate of C3 Industries, Inc., which is guaranteeing the lease. The Company also entered into an agreement to purchase an adjacent parcel of land and fund construction of a cultivation facility (subject to normal and customary closing conditions and regulatory approvals) for up to $16.5 million. If the transaction is consummated, the Company will amend the existing long-term, triple-net lease to include the purchase of the adjacent parcel. In addition, the acquisition contains an interest-only four-year $5.0 million loan that can be drawn over the next year, with principal due upon maturity.

On May 6, 2022 the Company entered into a five-year revolving credit facility (“Credit Facility”) with a commercial federally regulated bank. The Credit Facility has a $30 million initial commitment. The Credit Facility contemplates an expansion to $100 million as additional lenders are added. The Credit Facility has a fixed interest rate of 5.65% for the first three years and a floating rate thereafter.

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

COVID-19

Throughout most of 2020 and to date, the ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many countries, including the U.S., have instituted quarantines, mandated business and school closures and restricted travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants and their operations, and in turn on our business. As of March 31, 2022, COVID-19 had not had a material impact to the Company's operations or financial condition, however, any future impacts of COVID- 19 are highly uncertain and cannot be predicted.

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

Financial Performance and Condition of Our Tenants/Borrower

As of March 31, 2022, all of our rental revenues were derived from nine tenants. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor. Our revenues are, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.

As of March 31, 2022, the Company collects interest income on one mortgage loan. The loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. The loan is collateralized by a cultivation and processing facility, as well as other assets of Hero Diversified Associates, Inc. Thus, our operating results may be impacted if the loan does not convert.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months ended March 31,
	2022	2021

Revenue:
Rental Income	$9,247	4,419
Interest Income from Mortgage Loan	919	-
Total Revenue	10,166	4,419

Expenses:
Depreciation and Amortization Expense	2,679	1,086
General and Administrative Expense	1,787	890
Stock Based Compensation	405	907
Property Expenses	122	-
Total Expenses	4,993	2,883

Loss on Sale of Real Estate	(60)	-

Income from Operations	5,113	1,536

Other income (expense)
Interest Income	48	2
Interest Expense	(27)	-
Total other income	21	2

Net income	5,134	1,538
Preferred stock dividend	-	(4)
Net income attributable to non-controlling interests	(117)	(77)
Net income attributable to common shareholders	$5,017	1,457

Revenues

Rental Income for the three months ended March 31, 2022 increased by approximately $4.8 million, to approximately $9.2 million, compared to approximately $4.4 million for the three months ended March 31, 2021. The increase in rental revenue was primarily attributable to:

•	The 19 properties we acquired in March 2021 in connection with the Merger generated an increase of approximately $2.7 million of rental revenue during the three months ended March 31, 2022.

•	The four properties we acquired after the first quarter of 2021 generated approximately $2.0 million of rental revenue during the three months ended March 31, 2022.

•	Rental income from the pre-merger portfolio properties generated an increase of approximately $0.1 million of rental income during the three months ended March 31, 2022.

Interest Income from Mortgage Loan for the three months ended March 31, 2022 was approximately $0.9 million, compared to $0 for the three months ended March 31, 2021. The increase in Interest Income from Mortgage Loan was attributable to the nine-month mortgage loan we entered into during the fourth quarter of 2021.

Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2022, increased by approximately $1.6 million to approximately $2.7 million, compared to $1.1 million for the three months ended March 31, 2021, due to the impact of the 19 properties acquired in March 2021 in connection with the Merger and the acquisition of four properties after the first quarter of 2021.

Stock Based Compensation

Stock-based compensation expense for the three months ended March 31, 2022 decreased by approximately $0.5 million to approximately $0.4 million, compared to approximately $0.9 million for the three months ended March 31, 2021. The 2022 expense was attributable to the issuance of RSUs granted in conjunction with our IPO on August 13, 2021. The 2021 expense was primarily attributable to expense on RSUs that vested in connection with achieving specific targets for certain capital raises.

General and Administrative Expense

The following table summarizes general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Payroll	$765	$332
Legal and professional	394	386
Other	628	172
Total	$1,787	$890

General and administrative expense for the three months ended March 31, 2022 increased by approximately $0.9 million, to approximately $1.8 million, compared to approximately $0.9 million for the three months ended March 31, 2021. The increase in general and administrative expense was primarily due to increased payroll, D&O insurance, investor relations, recruiting, potential restructuring and other expenses related to becoming a public company.

Loss on Sale of Real Estate

On March 21, 2022, we sold our PharmaCann Massachusetts property for approximately $0.8 million. We recognized a loss on sale of the property of $60,113.

Other Income (Expense)

Interest Income increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to rising interest rates and higher cash balances.

In connection with the acquisition of our Missouri property during the fourth quarter of 2021, the Company incurred interest expenses on the loan payable. Additionally, the Company incurred a non-cash interest expense on the amortization of debt discount related to the loan payable. The Company did not have a loan payable during the three months ended March 31, 2021.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Net cash provided by operating activities	$6,237	$1,927
Net cash (used in) provided by investing activities	$(9,982)	$59,927
Net cash (used in) provided by financing activities	$(8,564)	$36,357
Ending cash and cash equivalents	$114,788	$117,828

Net cash provided by operating activities for the three months ended March 31, 2022 and 2021 were approximately $6.2 million and $1.9 million, respectively. Net cash flows provided by operating activities for the three months ended March 31, 2022 primarily related to contractual rent, partially offset by our general and administrative expenses. Net cash flows provided by operating activities for the three months ended March 31, 2021 primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses..

Net cash used in investing activities for the three months ended March 31, 2022 and net cash provided by investing activities for the three months ended March 31, 2021 were approximately $10.0 million and $59.9 million, respectively. Net cash used in investing activities for the three months ended March 31, 2022 related to $7.3 million sent to escrow to purchase a cultivation facility in Missouri and approximately $3.4 million of reimbursements of tenant improvements, partially offset by approximately $0.8 million of proceeds received in connection with the sale of our Franklin, Massachusetts property. Net cash flows provided by investing activities for the three months ended March 31, 2021 were related to approximately $64.4 million of cash acquired in connection with the Merger on March 17, 2021, partially offset by approximately $2.1 million of Merger related transaction costs and approximately $2.3 million of reimbursements of tenant improvements.

Cash used in financing activities for the three months ended March 31, 2022 and net cash provided by financing activities for the three months ended March 31, 2021 were approximately $8.6 million and $36.4 million, respectively. Cash used in financing activities for the three months ended March 31, 2022, were related to approximately $6.8 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders and $1.8 million to paydown our loan payable. Net cash provided by financing activities for the three months ended March 31, 2021, were related to approximately $39.6 million in net proceeds from our issuance of common stock, partially offset by approximately $3.2 million in dividend payments to holders of our common stock, as well as distributions to OP Units and restricted stock unit holders.

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

Prior to the completion of our IPO, in January and February 2021, we issued 1,871,932 shares of our common stock, resulting in net proceeds to us of approximately $39.6 million. In connection with the Merger on March 17, 2021, we acquired $64.4 million of cash. In August 2021, we issued 3,905,950 shares of our common stock, in connection with our IPO, resulting in net proceeds to us of approximately $93.5 million. As of March 31, 2022, we had approximately $114.8 million in cash.

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

Dividends

We are required to pay dividends to our stockholders at least equal to 90% of our taxable income in order to maintain our qualification as a REIT. As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the three months ended March 31, 2022, we declared and our board of directors approved, cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP Units totaling approximately $7.2 million ($0.33 per share). During the three months ended March 31, 2021, we declared and our board of directors approved, cash dividends on our common stock, dividend equivalents on our restricted stock units and, in our capacity as general partner of the operating partnership, authorized distributions on our OP Units totaling approximately $2.3 million ($0.23 per share), and cash dividends on our Series A Preferred Stock totaling approximately $3,906.

Commitments

As of March 31, 2022, we have aggregate unfunded commitments to invest $20.6 million for the development and improvement of our existing properties.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	For the Three Months ended March 31,
	2022	2021

Net income attributable to common stockholders	$5,017	$1,457
Real estate depreciation and amortization	2,618	1,057
Loss on sale of real estate	59	-
FFO attributable to common stockholders	7,694	2,514
Stock- based compensation	396	883
Non-cash interest expense	7	-
AFFO attributable to common stockholders	$8,097	$3,397
FFO per share – basic	$0.36	$0.25
FFO per share – diluted	$0.35	$0.25
AFFO per share – basic	$0.38	$0.34
AFFO per share – diluted	$0.37	$0.34
Weighted average shares outstanding – basic	21,251,909	9,921,083
Weighted average shares outstanding – diluted	21,931,352	10,022,301

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

Stock-Based Compensation

We account for awards of stock, stock options, restricted stock units and performance stock units in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be recorded at fair value at the grant date and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The fair value of performance stock awards is determined using a Monte Carlo simulation for the future stock price of the Company and the corresponding peer group.

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

Adoption of Leases and New or Revised Accounting Standards

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases — Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and became effective for the Company beginning January 1, 2022. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of March 31, 2022, the Company is the lessee under one office lease and one furniture lease that are for less than 12 months.

We adopted Topic 842 effective as of January 1, 2022 using the effective date method and elected the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and  the lease component would be classified as an operating lease if accounted for separately.

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

Our leases continue to be classified as operating leases under Topic 842 and we continue to record revenue for each of our properties on a cash basis. Upon adoption of Topic 842, the Company continues to combine tenant reimbursements with rental revenues on the Company’s consolidated statements of operations. The Company has historically not capitalized allocated payroll cost incurred as part of the leasing process, which was allowable under ASC 840 but, no longer qualifies for classification as initial direct costs under Topic 842. Also, the Narrow- Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes.

Recent Accounting Pronouncements

Refer to Note 2 in the Notes to Consolidated Financial Statements in Part I – Item 1 for a discussion of accounting guidance recently adopted by the Company or expected to be adopted by the Company in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of March 31, 2022, we have a mortgage loan receivable and a mortgage loan payable, both subject to fixed interest rates, therefore we are not exposed to interest rate changes. If we were to issue more debt or enter into a credit facility in the future, we would be exposed to interest rate changes. At this time, we have no plans to issue debt instruments. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2022 (the end of the period covered by this Quarterly Report).

Management’s Quarterly Report on Internal Control Over Financial Reporting

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, dated March 18, 2022, filed with the SEC. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities and Repurchases of Securities.

None.

(b)	Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
3.2	Amended and Restated Bylaws of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 filed on July, 23 2021).
31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-OxleyAct of 2002.
31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________________

† Management contracts or compensatory plans required to be filed as Exhibits to this Form 10-Q.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLAKE CAPITAL PARTNERS, INC.

Dated: May 12, 2022	By:	/s/ David Weinstein
Name: David Weinstein
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Fredric Starker
Name: Fredric Starker
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)