Form 10-Q
period 2022-06-30
NewLake Capital Partners, Inc.
filed 2022-08-10
CIK 1854964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-56327

NewLake Capital Partners, Inc.

(Exact name of registrant as specified in its charter)

Maryland	83-4400045
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

50 Locust Avenue, First Floor, New Canaan CT 06840	203-594-1402
(Address of principal executive offices)	(Registrants Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Yes ☐        No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 9, 2022 was 21,318,637.

NewLake Capital Partners, Inc.

FORM 10-Q

June 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWLAKE CAPITAL PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets:	(Unaudited)	(Audited)

Real Estate
Land	$19,788	$15,649
Building and Improvements	341,685	272,432
Total Real Estate	361,473	288,081
Less Accumulated Depreciation	(13,630)	(9,155)
Net Real Estate	347,843	278,926
Cash and Cash Equivalents	49,602	127,097
Loans Receivable	35,000	30,000
In-Place Lease Intangible Assets, net	22,995	24,002
Other Assets	1,560	858

Total Assets	$457,000	$460,883

Liabilities and Equity:

Liabilities:

Accounts Payable and Accrued Expenses	$2,712	$1,404
Revolving Credit Facility	1,000	-
Loan Payable, net	1,973	3,759
Dividends and Distributions Payable	7,650	6,765
Security Deposits Payable	7,136	6,047
Interest Reserve	306	2,144
Rent Received in Advance	1,628	1,429
Other Liabilities	272	-

Total Liabilities	22,677	21,548

Commitments and Contingencies (Note 13)

Equity:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 12.5% Series A Redeemable Cumulative Preferred Stock, 0 and 0 Shares Issued and Outstanding, Respectively	-	-
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 21,318,637 and 21,235,914 Shares Issued and Outstanding, Respectively	213	213
Additional Paid-In Capital	456,083	450,916
Accumulated Deficit	(29,395)	(23,574)

Total Stockholders' Equity	426,901	427,555

Noncontrolling Interests	7,422	11,780

Total Equity	434,323	439,335

Total Liabilities and Equity	$457,000	$460,883

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:

Rental Income	$9,553	$6,616	$18,678	$11,035
Interest Income from Loans	948	-	1,867	-

Total Revenue	10,501	6,616	20,545	11,035

Expenses:

Depreciation and Amortization Expense	2,804	2,051	5,483	3,137
General and Administrative Expenses:
Compensation Expense	2,302	1,044	3,138	1,403
Stock-Based Compensation	515	97	921	1,004
Professional Fees	666	391	1,207	777
Other General and Administrative Expenses	426	233	834	378
Total General and Administrative Expenses	3,909	1,765	6,100	3,562

Total Expenses	6,713	3,816	11,583	6,699

Loss on Sale of Real Estate	-	-	(60)	-

Income From Operations	3,788	2,800	8,902	4,336

Other Income (Expenses):
Interest Income	48	16	96	18
Interest Expense	(46)	-	(73)	-

Total Other Income	2	16	23	18

Net Income	3,790	2,816	8,925	4,354

Preferred Stock Dividends	-	-	-	(4)

Net Income Attributable to Noncontrolling Interests	(32)	(78)	(149)	(155)

Net Income Attributable to Common Stockholders	$3,758	$2,738	$8,776	$4,195

Net Income Attributable to Common Stockholders Per Share - Basic	$0.18	$0.16	$0.41	$0.31

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.18	$0.16	$0.41	$0.30

Weighted Average Shares of Common Stock Outstanding - Basic	21,307,621	17,329,964	21,279,919	13,645,990

Weighted Average Shares of Common Stock Outstanding - Diluted	21,732,289	17,455,599	21,734,180	13,759,484

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance as of December 31, 2021	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335

Conversion of Vested RSUs to Common Stock	3,002	-	126	-	(126)	-

Conversion of OP Units to Common Stock	79,721	-	1,586	-	(1,586)	-

Stock-Based Compensation	-	-	921	-	-	921

Dividends to Common Stock	-	-	-	(14,491)	-	(14,491)

Dividend Equivalents to Restricted Stock Units	-	-	-	(106)	-	(106)

Distributions to OP Unit Holders	-	-	-	-	(261)	(261)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	2,534	-	(2,534)	-

Net Income	-	-	-	8,776	149	8,925

Balance as of June 30, 2022	21,318,637	$213	$456,083	$(29,395)	$7,422	$434,323

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share amounts)

		Common Stock
	Series A Preferred Stock	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance as of December 31, 2020	$61	7,758,145	$78	$151,778	$(17,154)	$6,266	$141,029

Net Proceeds from the Issuance of Common Stock	-	1,871,932	18	39,560	-	-	39,578

Issuance of Common Stock for Merger Transaction	-	7,699,887	77	162,776	-	-	162,853

Issuance of Warrants for Merger Transaction	-	-	-	4,820	-	-	4,820

Redemption of Series A Preferred Stock	(61)	-	-	-	(64)	-	(125)

Issuance of 88,200 OP Units for Property Acquisition	-	-	-	-	-	2,205	2,205

Stock-Based Compensation	-	-	-	1,004	-	-	1,004

Dividends to Preferred Stock	-	-	-	-	(4)	-	(4)

Dividends to Common Stock	-	-	-	-	(6,374)	-	(6,374)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	(59)	-	(59)

Distributions to OP Unit Holders	-	-	-	-	-	(172)	(172)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	-	(424)	-	424	-

Net Income	-	-	-	-	4,240	114	4,354

Balance as of June 30, 2021	$-	17,329,964	$173	$359,514	$(19,415)	$8,837	$349,109

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance as of March 31, 2022	21,300,410	$213	$452,690	$(25,627)	$10,398	$437,674

Conversion of OP Units to Common Stock	18,227	-	482	-	(482)	-

Stock-Based Compensation	-	-	515	-	-	515

Dividends to Common Stock	-	-	-	(7,462)	-	(7,462)

Dividend Equivalents to Restricted Stock Units	-	-	-	(64)	-	(64)

Distributions to OP Unit Holders	-	-	-	-	(130)	(130)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	2,396	-	(2,396)	-

Net Income	-	-	-	3,758	32	3,790

Balance as of June 30, 2022	21,318,637	$213	$456,083	$(29,395)	$7,422	$434,323

		Common Stock
	Series A Preferred Stock	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity

Balance as of March 31, 2021	$61	17,329,964	$173	$358,943	$(17,920)	$7,136	$348,393

Redemption of Series A Preferred Stock	(61)	-	-	-	(64)	-	(125)

Issuance of 88,200 OP Units for Property Acquisition	-	-	-	-	-	2,205	2,205

Stock-Based Compensation	-	-	-	97	-	-	97

Dividends to Common Stock	-	-	-	-	(4,159)	-	(4,159)

Dividend Equivalents to Restricted Stock Units	-	-	-	-	(30)	-	(30)

Distributions to OP Unit Holders	-	-	-	-	-	(88)	(88)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	-	-	-	474	-	(474)	-

Net Income	-	-	-	-	2,758	58	2,816

Balance as of June 30, 2021	$-	17,329,964	$173	$359,514	$(19,415)	$8,837	$349,109

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net Income	$8,925	$4,354
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	921	1,004
Loss on Sale of Real Estate	60	-
Depreciation and Amortization Expense	5,483	3,137
Amortization of Debt Issuance Costs	20	-
Non-Cash Financing Expense	14	-
Changes in Assets and Liabilities, Net of Acquisitions:
Prepaid Expenses and Other Assets	(459)	(55)
Accounts Payable and Accrued Expenses	1,315	(1,691)
Security Deposits Payable	1,088	2,179
Interest Reserve	(1,838)	-
Rent Received in Advance	199	913
Net Cash Provided by Operating Activities	15,728	9,841

Cash Flows from Investing Activities:
Cash Acquired from Merger Transaction	-	64,355
Payment of Merger Related Transaction Costs	-	(2,144)
Reimbursements of Tenant Improvements	(38,792)	(6,719)
Investment in Loans Receivable	(5,000)	-
Acquisition of Real Estate	(35,421)	(44,648)
Disposition of Real Estate	761	-
Net Cash (Used in) Provided by Investing Activities	(78,452)	10,844

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Offering Costs	-	39,579
Preferred Stock Dividends Paid	-	(4)
Common Stock Dividends Paid	(13,612)	(3,060)
Restricted Stock Units Dividend Equivalents Paid	(89)	(38)
Distributions to OP Unit Holders	(270)	(124)
Redemption of Series A Preferred Stock	-	(125)
Borrowings from revolving credit facility	1,000	-
Payment of Loan Payable	(1,800)	-
Net Cash (Used in) Provided by Financing Activities	(14,771)	36,228

Net Increase (Decrease) in Cash and Cash Equivalents	(77,495)	56,913

Cash and Cash Equivalents - Beginning of Period	127,097	19,617

Cash and Cash Equivalents - End of Period	$49,602	$76,530

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accrual for Dividends and Distributions Payable	$7,650	$4,277
Accrual for Reimbursements of Tenant Improvements	$-	$807
Real Estate Assets, In-Place Leases, Other Assets and Liabilities Acquired through the Issuance of Common Stock and Warrants	$-	$103,319
Issuance of 88,200 OP Units for Property Acquisition	$-	$2,205
Operating lease liability for obtaining right of use asset	$271	$-

The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 1 - Organization

NewLake Capital Partners, Inc. (the “Company”, “we”, “us", “our”), a Maryland corporation, was formed on April 9, 2019, under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company’s year-end is December 31. On March 17, 2021, GARE completed a merger (the “Merger”) with another company (the “Target”) by issuing common stock and warrants, and subsequently changed its name to NewLake Capital Partners, Inc.

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

On August 13, 2021, we completed our initial public offering ("IPO") of 3,905,950 shares of our common stock, par value $0.01 per share at a public offering price of $26.00 per share for gross proceeds of approximately $102 million, before deducting placement agent fees and offering expenses. Net proceeds were approximately $93.5 million. Our common stock trades on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as the Operating Partnership’s wholly owned properties, each of which is held in a single member LLC and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. The accompanying unaudited financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.  In managements opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022.

Substantially all of the Company's asset are held by and all of its' operations are conducted through the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership.  Noncontrolling investors in the Operating Partnership are included in Noncontrolling interest in the Company's Consolidated Financial Statements. See Note 7 "Noncontrolling Interest" for details.  The Operating Partnership is a variable interest entity (“VIE”) because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of  June 30, 2022 and  December 31, 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

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

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation.

Significant Accounting Policies

There have been no significant changes to our accounting polices included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. This standard will be effective for the Company until  January 1, 2023. The Company does not anticipate this standard will have a material impact on our consolidated financial statements due to the limited nature of financial assets held by the Company subject to ASU 2016-13.

Note 3 - Real Estate

Real Estate Acquisitions

During the six months ended June 30, 2022, the Company invested approximately $35.4 million to acquire three cultivation facilities. The following table presents the real estate acquisitions for the six months ended June 30, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	7,301	(1)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Total				$35,409

(1) Includes $5,004 of TI funded at closing of the property.

Tenant Improvements Funded

During the six months ended June 30, 2022, the Company funded approximately $38.8 million of tenant improvements. The following table presents the tenant improvements funded for the six months ended June 30, 2022 (in thousands):

Tenant	Market	Site Type	Acquisition Closing Date	TI Funded during six months ended June 30, 2022		Unfunded Commitments (1)
Curaleaf	Florida	Cultivation	August 4, 2020	20,983	(2)	-
Mint	Massachusetts	Cultivation	April 1, 2021	349		2,651
Mint	Arizona	Cultivation	June 24, 2021	2,505		6,462
PharmaCann	Massachusetts	Dispensary	March 17, 2021	25		-
Trulieve	Pennsylvania	Cultivation	March 17, 2021	7,046		-
Organic Remedies	Missouri	Cultivation	December 20, 2021	4,271		757
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	3,613		1,603
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	-		750
Total				$38,792		$12,223

(1) The $12.2 million of unfunded commitments does not include a $16.5 million option but not obligation to acquire an adjacent property from an existing tenant.
(2) On June 16, 2022, the Company funded the expansion of an existing property.

Disposal of Real Estate

On March 21, 2022, we sold one of our PharmaCann Massachusetts properties for approximately $0.8 million. We recognized a loss on sale of the property of $60,113. We continue to collect the rent that would have been received from the PharmaCann Massachusetts property through increased lease payments from each of the remaining properties operated by PharmaCann in our portfolio.

Construction in Progress

Construction in progress was $21.0 million and $13.1 million on June 30, 2022 and December 31, 2021, respectively, and is included in "Buildings and Improvements" on the accompanying consolidated balance sheet.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 3 – Real Estate (continued)

Depreciation and Amortization

Depreciation expense for the three and the six months ended June 30, 2022 and 2021, was $2.3 million and $1.5 million and $4.5 million and $2.6 million, respectively.

Amortization of the Company’s acquired in-place lease intangible assets for the three months ended June 30, 2022 and 2021 were approximately $0.5 million and $0.5 million, respectively and $1.0 million and $0.6 million, respectively, for the six months ended June 30, 2022 and 2021. The acquired in-place lease intangible assets have a weighted average remaining amortization period of 11.6 years.

The following table presents the future amortization of the Company’s acquired in-place leases as of June 30, 2022  (in thousands):

Amortization
Year	Expense
2022 (six months ending balance at December 31, 2022)	$1,006
2023	2,013
2024	2,013
2025	2,013
2026	2,013
Thereafter	13,937
Total	$22,995

The following table presents the future contractual minimum rent under the Company’s operating leases as of June 30, 2022  (in thousands):

Contractual
Minimum
Year	Rent
2022 (six months ending balance at December 31, 2022)	$22,144
2023	45,361
2024	46,583
2025	47,779
2026	49,007
Thereafter	536,181
Total	$747,055

Concentration of Credit Risk

As of June 30, 2022, we owned 30 properties located in Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania. The ability of any of our tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates.

The following table sets forth the tenants in our portfolio that represented the largest percentage of our total rental income for each of the periods presented:

	For the Six Months Ended June 30,
	2022		2021

	Number	Percentage of	Number	Percentage of
	of	Rental	of	Rental
	Leases	Income	Leases	Income
Curaleaf	11	25%	11	38%
Cresco Labs	1	17%	1	28%
Trulieve	1	14%	1	9%
Revolutionary Clinics	1	13%	1	-%
Columbia Care	5	11%	5	10%
Acreage	3	8%	3	13%
Organic Remedies	1	6%	-	-%

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Concentration of Credit Risk (continued)

	For the Three Months Ended June 30,
	2022		2021

	Number	Percentage of	Number	Percentage of
	of	Rental	of	Rental
	Leases	Income	Leases	Income
Curaleaf	11	25%	11	35%
Cresco Labs	1	17%	1	23%
Trulieve	1	14%	1	13%
Revolutionary Clinics	1	13%	1	-%
Columbia Care	5	10%	5	15%
Acreage	3	8%	3	10%
Organic Remedies	1	6%	-	-%

Impairment

We review current activities and changes in the business condition of all of our properties to determine the existence of any triggering events or impairment indicators. If triggering events or impairment indicators are identified, we analyze the carrying value of our real estate for any impairment. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. As of June 30, 2022 and December 31, 2021 no impairment losses were recognized.

Note 4 – Loans Receivable

Mortgage Loan

The Company funded a $30 million nine-month mortgage loan to Hero Diversified Associates, Inc. (“HDAI”) on October 29, 2021. The Company determined that HDAI meets the definition of a VIE because the equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, when it is the primary beneficiary of such VIE. Based on a number of factors, including that the Company does not have the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE. Our maximum exposure to a loss on the HDAI loan is $30 million.

The collateral for the loan includes a first-lien mortgage on a cultivation and processing facility in Erie, Pennsylvania. The loan bears interest at 12.25% and is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. Refer to Note 14 - "Subsequent Events" for details of the conversion. HDAI funded a $2.8 million interest reserve at closing. The interest reserve is applied toward their monthly interest payments. As of  June 30, 2022., the aggregate principal amount outstanding on the mortgage loan was $30.0 million and there is approximately $0.3 million remaining in the interest reserve which is recorded as a liability on the accompanying Consolidated Balance Sheets.

Loan Receivable

The Company funded a $5.0 million unsecured loan to Bloom Medicinals on June 10, 2022. The loan initially bears interest at a rate of 10.25% and is structured to increase by 0.225% on each anniversary of the disbursement date. The loan can be prepaid at any time without penalty and matures on June 30, 2026. The loan is cross defaulted with the lease agreement. As of  June 30, 2022, the aggregate principal amount outstanding on the unsecured loan receivable was $5.0 million.

Note 5 – Financings

Seller Financing

In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million was paid in January 2022. The remaining principal is payable in annual installments of $1.0 million in each of January 2023 and 2024. The loan's outstanding balance as of   June 30, 2022 was $2.0 million and the remaining unamortized discount was $27.1 thousand.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 5 – Financings (continued)

Revolving Credit Facility

On May 6, 2022, the Company's Operating Partnership entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time (the “Agent”). The Loan and Security Agreement matures on May 6, 2027. The Loan and Security Agreement provides, subject to the Accordion Feature described below, $30.0 million in aggregate commitments for secured revolving loans (“Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder which are owned by certain subsidiaries of the Operating Partnership. The Loan and Security Agreement also allows the Company, subject to certain conditions, to request additional revolving incremental loan commitments such that the Revolving Credit Facility may be increased to a total aggregate principal amount of up to $100.0 million. Borrowings under the Revolving Credit Facility may be voluntarily prepaid and re-borrowed, subject to certain fees. The Revolving Credit Facility bears a fixed rate of 5.65% for the first three years and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1% and (b) 4.75%. The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2022, the Company is compliant with the covenants of the agreement.

The outstanding borrowings under the Revolving Credit Facility was $1.0 million as  June 30, 2022. See Note 14 - "Subsequent Events" for more information regarding the increase in the aggregate principal amount of the Revolving Credit Facility to $90.0 million.

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

Prior to the completion of our IPO, NLCP Holdings, LLC had the right to designate three directors to our board of directors. Subsequent to our IPO, NLCP Holdings, LLC no longer has these rights.

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

Prior to the completion of our IPO, NL Ventures, LLC (“Pangea”) did not have a director nomination right. Following the completion of our IPO, Pangea may nominate one member of our board of directors for so long as Pangea owns at least 4% of our issued and outstanding common stock for 60 consecutive days. If Pangea owns less than 4% of our issued and outstanding common stock for 60 consecutive days, then Pangea may not nominate any members of our board of directors pursuant to the Investor Rights Agreement. The Company made payments to Pangea for reimbursed expenses and services of $0 and $48,160 during the six months ended June 30, 2022 and 2021, respectively.

Note 7 - Noncontrolling Interests

Noncontrolling interests represent limited partnership interest in the Operating Partnership not held by the Company.  Noncontrolling interests in the Operating Partnership are shown in the consolidated statements of changes in equity.

The following table presents the activity for the Company’s noncontrolling interests issued by the Operating Partnership for the six months ended June 30,:

	2022		2021
		Noncontrolling		Noncontrolling
	OP Units	Interests %	OP Units	Interests %
Balance at January 1,	453,303	2.1%	365,103	4.4%
Restricted Stock Units Converted, net of taxes	-		-
OP Units Issued	-		88,200
OP Units Converted	(79,721)		-
Balance at June 30,	373,582	1.7%	453,303	2.5%

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 8 - Stock Based Compensation

Our board of directors adopted our 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable us to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of  June 30, 2022, there were approximately 2,151,007 shares available for issuance under the Plan.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 16,796 RSUs to certain directors of the Company. Total outstanding RSUs as of June 30, 2022 are 180,424. 127,176 of these RSUs, were not issued pursuant to a formal plan, were granted prior to the IPO, and became fully vested upon the IPO. 66,445 RSUs were granted subsequent to the IPO and are pursuant to the Company’s 2021 Equity Incentive Plan (the “Plan”). On December 31, 2021, 4,631 RSUs vested. During the six months ended June 30, 2022, 10,798 RSUs vested and 8,566 RSUs were forfeited. RSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock upon vesting. Each RSU is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock upon vesting. Unearned dividend equivalents on unvested RSUs as of  June 30, 2022 and 2021 were $22,663 and $0, respectively. The amortization of compensation costs for the awards of RSUs are included in "Stock-Based Compensation" in the accompanying consolidated statements of operations and amount to approximately $0.6 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Included in the $0.6 million of stock-based compensation for the six months ended June 30, 2022, is approximately $0.2 million of accelerated expense related to the retirement and separation of certain officers. The remaining unrecognized compensation cost of approximately $0.7 million for RSU awards is expected to be recognized over a weighted average amortization period of 0.9 years as of June 30, 2022.

The following table sets forth our unvested restricted stock activity for the six months ended  June 30,:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Unvested	Grant Date Fair Value	Unvested	Grant Date Fair Value
	Shares of RSUs	Per Share	Shares of RSUs	Per Share
Balance at January 1,	45,018	$27.49	47,403	$20.99
Granted	16,796	$21.36	38,308	$21.15
Forfeited	(8,566)	$27.49	-	-
Vested	(10,798)	$27.49	(46,225)	$21.15
Balance at June 30,	42,450	$27.49	39,486	$20.96

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 8 – Stock Based Compensation (continued)

Performance Stock Units

During the six months ended June 30, 2022, the Company did not grant any Performance Stock Units (“PSUs”) to officers or employees of the Company. Total outstanding PSUs as of June 30, 2022 and 2021 are 66,841 and 0, respectively. During the six months ended June 30, 2022, 10,901 PSUs were forfeited. PSUs vest subject to the achievement of relative total shareholder return as measured against a peer group of companies and absolute compounded annual growth in stock price during each performance period. The actual number of shares of common stock issued will range from 0 to 133,682 depending upon performance. The performance periods are August 13, 2021 through December 31, 2023 and January 1, 2022 through December 31, 2024, and 18,858 and 47,983 PSUs are scheduled to vest at the end of each performance period, respectively. PSUs are recorded at fair value which involved using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. A fair value of $24.15 and $24.00 was used for PSUs with performance periods ending December 31, 2023 and 2024, respectively.

PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award. Each PSU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of common stock issued per PSU vesting. Unearned dividend equivalents on unvested PSUs as of  June 30, 2022 and 2021 were $66,173 and $0, respectively. The amortization of compensation costs for the awards of PSUs are included in "Stock-Based Compensation" in the accompanying Consolidated Statements of Operations and amount to $0.3 million and $0 for the six months ended June 30, 2022 and 2021, respectively. Amortization of compensation costs for the awards of PSUs amount to $0.1 million and $0 for the three months ended June 30, 2022 and 2021, respectively. The remaining unrecognized compensation cost of approximately $1.3 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.2 years as of June 30, 2022.

The following table sets forth our unvested performance stock activity for the six months ended   June 30,:

	2022		2021
	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	77,742	$24.04	-	$-
Forfeit	(10,901)	$24.03	-	-
Balance at June 30,	66,841	$24.04	-	$-

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 8 – Stock Based Compensation (continued)

Stock Options

Prior to the completion of the IPO, the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options vested on August 31, 2020. The Options are exercisable upon the earliest of (i) the second anniversary of the Grant Date; (ii) termination of the grantee’s employment or service by the Company other than for cause, or by the grantee for “good reason”, the grantee’s death or disability or (iii) a change in control, as defined. As of June 30, 2022, 615,838 of the 791,790 Option Grants issued to the Company’s former employees and a director are exercisable. The options expire on July 15, 2027.

The following table summarizes stock option activity for the six months June 30,:

	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Non-Exercisable at January 1,	175,952	$24.00	263,928	$24.00
Granted	-	-	-	-
Exercisable	-	-	(87,976)	-
Non-Exercisable at June 30,	175,952	$24.00	175,952	$24.00

Note 9 - Warrants

On March 17, 2021, in connection with the Merger, the Company entered into a warrant agreement which granted the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants are immediately exercisable and expire on July 15, 2027.

The following table summarizes warrant activity for the six months ended  June 30,:

	2022		2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants(1)	Exercise Price
Exercisable at January 1,	602,392	$24.00	-	$24.00
Granted	-	-	602,392	-
Exercised	-	-	-	-
Exercisable at June 30,	602,392	$24.00	602,392	$24.00

(1) Warrants granted on March 17, 2021.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 10 - Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands, except share data) :

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net Income Attributable to Common Stockholders	$3,758	$2,738	$8,776	$4,195
Add: Preferred Stock Dividends	-	-	-	-
Add: Net Income Attributable to OP Interest	62	58	148	114
Add: Net Income Attributable to Restricted Stock Units	48	20	90	41
Dilutive Net Income Attributable to Common Stockholders	$3,868	$2,816	$9,014	$4,350

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	21,307,621	17,329,964	21,279,919	13,645,990
Dilutive Effect of OP Units	384,598	-	411,338	-
Dilutive Effect of Vested Restricted Stock Units	-	125,635	-	113,494
Dilutive Effect of Options and Warrants	-	-	-	-
Dilutive Effect of Unvested Restricted Stock Units	40,070	-	42,923	-
Weighted Average Shares of Common Stock Outstanding - Diluted	21,732,289	17,455,599	21,734,180	13,759,484

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.18	$0.16	$0.41	$0.31
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.18	$0.16	$0.41	$0.30

During the three and six months ended June 30, 2022, the effect of including OP Units and unvested RSUs were included in our calculation of weighted average shares of common stock outstanding – diluted. The effect of outstanding stock options and outstanding warrants were excluded in our calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the three and six months ended June 30, 2021, the effect of including vested RSUs were included in our calculation of weighted average shares of common stock outstanding – diluted. The effect of OP Units, outstanding stock options and outstanding warrants were excluded in our calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive.

Note 11 - Stockholders' Equity

Preferred Stock

On April 6, 2021, the Company redeemed the 125 shares of Series A Preferred Stock outstanding. The shares were redeemed at a redemption price of $1,000 per share, plus accrued and unpaid dividends and an early redemption fee for a total payment of $137,416, in cash. As of June 30, 2022 there were no shares of preferred stock outstanding.

Common Stock

As of June 30, 2022, the Company had 21,318,637 shares of common stock outstanding.

Activity for the three and six months ended June 30, 2022:

During the three and six months ended June 30, 2022, 18,227 and 79,721 OP Units were converted into shares of our common stock, respectively.

Activity for the three and six months ended June 30,2021:

During January and February 2021, the Company issued 1,871,932 shares of common stock for $21.15 per share, resulting in net proceeds of approximately $39.6 million, after deducting offering expenses.

During March 2021, in connection with the Merger, the Company issued 7,699,887 shares of common stock and warrants to purchase up to 602,392 shares of the Company’s common stock.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Dividends

The following tables present the cash dividends, dividend equivalents on vested RSUs and, in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units declared by the Company during the six months ended June 30, 2022 and 2021:

	Amount per		Dividends and	Dividends and
Declaration Date	Share/Unit	Period Covered	Distributions Paid Date	Distribution Amounts
March 15, 2022	$0.33	January 1, 2022 to March 31, 2022	April 14, 2022	$7,200,400
June 15, 2022	0.35	April 1, 2022 to June 30, 2022	July 15, 2022	7,640,568
Total	$0.68			$14,840,968

	Amount per		Dividends and	Dividends and
Declaration Date	Share/Unit	Period Covered	Distributions Paid Date	Distribution Amounts
February 27, 2021	$0.15	January 1, 2021 to March 16, 2021	March 22, 2021	$1,518,070
March 15, 2021	0.08	January 1, 2021 to March 16, 2021	March 29, 2021	809,665
June 16, 2021	0.24	March 17, 2021 to June 30, 2021	July 15, 2021	4,276,968
Total	$0.47			$6,604,703

The Company had accrued unearned dividend equivalents on unvested RSUs and unvested PSUs of $22,663 and $66,173 as of June 30, 2022. There were no accrued unearned dividend equivalents on unvested RSUs or unvested PSUs as of June 30, 2021.

Note 12 – Fair Value Measurements

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

The carrying amounts of financial instruments such as cash and cash equivalents, accrued expenses and other liabilities approximate their fair values due to generally short-term nature and the market rates of interest of these instruments. The carrying amounts of the Company's loans receivable, loan payable and Revolving Credit Facility approximate their fair values due to the market interest rates of these instruments.

Note 13 - Commitments and Contingencies

As of June 30, 2022, the Company has aggregate unfunded commitments to invest $12.2 million to develop and improve our existing cultivation facilities in Arizona, Massachusetts, Missouri, and Pennsylvania. The Company also has an option to acquire an adjacent parcel of land and fund the construction of a cultivation facility of an existing tenant (subject to normal and customary closing conditions and regulatory approvals) for a cost of up to $16.5 million; however, there is no obligation of the Company at this time as there is no guarantee the transaction will close.

As of June 30, 2022, the Company is the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year four.

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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 14 - Subsequent Events

   Funded Commitments

Subsequent to June 30, 2022, the Company funded approximately $3.5 million in tenant improvements to the Company's cultivation facilities located in Arizona and Missouri.

Loan Receivable

 On August 5, 2022, the $30 million mortgage loan collateralized by a cultivation and processing facility converted to a twenty-year sale leaseback.

Revolving Credit Facility

On July 29, 2022, the Operating Partnership, entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement, dated as of May 6, 2022, to increase the aggregate commitment under the Revolving Credit Facility from $30.0 million to $90.0 million and added two additional lenders.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION

The Company makes statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “continue,” “could,” “expect,” “may,” “will,” “should,” “would,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimates,” “forecast,” “project,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

•	reduced liquidity of our common stock resulting from limited availability of clearing firms that will settle our securities offerings;

•	the impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally;

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	other factors affecting the real estate industry generally;

•	the competitive environment in which we operate;

•	the estimated growth in and evolving market dynamics of the regulated cannabis market;

•	the expected medical-use or adult-use cannabis legalization in certain states;

•	shifts in public opinion regarding regulated cannabis;

•	the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;

•	the risks associated with the development of cultivation centers and dispensaries;

•	our ability to successfully identify opportunities in target markets;

•	the lack of tenant security deposits will impact our ability to recover rents should our tenants default under their respective lease agreement;

•	our status as an emerging growth company and a smaller reporting company;

•	our lack of operating history;

•	our tenants’ lack of operating history;

•	the concentration of our tenants in certain geographical areas;

•	our failure to generate sufficient cash flows to service any outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	our failure to acquire the properties in our identified pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to properly assess employment growth or other trends in target markets and other markets in which we seek to invest;

•	lack or insufficient amounts of insurance;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	our access to certain financial resources, including banks and other financial institutions;

•	our failure to successfully operate acquired properties;

•	our ability to operate successfully as a public company;

•	our dependence on key personnel and ability to identify, hire and retain qualified personnel in the future;

•	conflicts of interests with our officers and/or directors stemming from their fiduciary duties to other entities, including our operating partnership;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	fluctuations in interest rates and increased operating costs;

•	the impact of inflation and the change in interest;

•	financial market fluctuations;

•	general volatility of the market price of our common stock;

•	changes in GAAP;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a REIT for federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in our most recent annual report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

As of June 30, 2022, we owned a geographically diversified portfolio consisting of 30 properties across 12 states with 11 tenants, comprised of 16 dispensaries and 14 cultivation facilities.

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

COVID-19

Throughout most of 2020 and to date, the ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many countries, including the U.S., have instituted quarantines, mandated business and school closures and restricted travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants and their operations, and in turn on our business. As of June 30, 2022, COVID-19 had not had a material impact to the Company's operations or financial condition, however, any future impacts of COVID- 19 are highly uncertain and cannot be predicted.

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

The properties that we own consist of real estate assets that support the cannabis industry. Changes in current favorable state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations could materially and adversely affect our ability to maintain or increase rental rates for our properties.

Conditions in Our Markets

Positive or negative changes in regulatory, economic or other conditions and natural disasters in the markets where we acquire properties may affect our overall financial performance.

Inflation and Supply Chain Constraints

Recently, inflation has trended significantly higher than in prior periods, which may be negatively impacting some of our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projections. Ongoing labor shortages and global supply chain issues, driven in part by the COVID-19 pandemic, geopolitical issues and the war in Ukraine, also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants' projects.

Reduced Capital Availability for Tenants and the Company

Recently, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy.

Competitive Environment

We face competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, mortgage REITs, hard money lenders, as well as would-be tenants and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for cannabis cultivation, production or dispensary operations. Competition from others may diminish our opportunities to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates below those that we expect to charge for the properties that we own and expect to acquire, which would adversely affect our financial results.

Financial Performance and Condition of Our Tenants/Borrower

As of June 30, 2022, all of our rental revenues were derived from 11 tenants. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor. Our revenues are therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.

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

Critical Accounting Estimates

In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no significant changes to our critical accounting estimates that were disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2021.

Investment Activity

Our investment strategy is to provide long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry, which includes the acquisition of properties and to provide capital to our tenants for development and expansion of the property. As of June 30, 2022, we owned a geographically diversified portfolio consisting of 30 properties across 12 states with 11 tenants, comprised of 16 dispensaries and 14 cultivation facilities with a weighted average remaining lease term of 14.5 years. Our tenants include affiliates of what we believe to be some of the leading and most well-capitalized companies in the industry, such as Curaleaf, Cresco Labs, Trulieve and Columbia Care.

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

Additionally, the Company has funded one mortgage loan collateralized by a cultivation and processing facility in Pennsylvania and one unsecured loan to our tenant at an owned cultivation site in Missouri. The mortgage loan is structured to convert to a twenty-year sale leaseback, unless a specific provision in the loan agreement is satisfied prior to July 29, 2022. Refer to Note 14 in the Notes to Consolidated Financial Statements in Part I – Item 1 for further information.

As of June 30, 2022, we have aggregate unfunded commitments to invest $12.2 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts, Missouri and Pennsylvania. Our leases are generally structured to disburse capital over specified periods of time. The leases also contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed. As of June 30, 2022, there are no tenants paying rent on unfunded capital.

The following table presents the Company's investment activity for the six months ended June 30, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	7,301	(1)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Total				$35,409

(1) Includes $5,004 of tenant improvements funded at closing of the property.

The following table presents the tenant improvements funded for the six months ended June 30, 2022 (in thousands):

Tenant	Market	Site Type	Acquisition Closing Date	Tenant Improvements Funded during six months ended June 30, 2022		Unfunded Commitments(1)
Curaleaf	Florida	Cultivation	August 4, 2020	20,983	(2)	-
Mint	Massachusetts	Cultivation	April 1, 2021	349		2,651
Mint	Arizona	Cultivation	June 24, 2021	2,505		6,462
PharmaCann	Massachusetts	Dispensary	March 17, 2021	25		-
Trulieve	Pennsylvania	Cultivation	March 17, 2021	7,046		-
Organic Remedies	Missouri	Cultivation	December 20, 2021	4,271		757
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	3,613		1,603
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	-		750
Total				$38,792		$12,223

(1) The $12.2 million of unfunded commitments does not include a $16.5 million option but not obligation to acquire an adjacent property from an existing tenant.
(2) On June 16, 2022, the Company funded the expansion of an existing property.

Financing Activity

Seller Financing

In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million was paid in January 2022. The remaining principal is payable in annual installments of $1 million and $1 million in January 2023 and 2024, respectively. The loan's outstanding balance as June 30, 2022 was $2.0 million and the remaining unamortized discount was $27.1 thousand.

Revolving Credit Facility

On May 6, 2022, we entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time (the “Agent”). The Loan and Security Agreement matures on May 6, 2027. The Loan and Security Agreement includes the following, among other features: Revolving Facility: The Loan and Security Agreement provides, subject to the Accordion Feature described below, $30.0 million in aggregate commitments for secured revolving loans (“Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder which are owned by certain subsidiaries of the Operating Partnership. The Loan and Security Agreement also allows us, subject to certain conditions, to request additional revolving incremental loan commitments such that the Revolving Credit Facility may be increased to a total aggregate principal amount of up to $100.0 million. Borrowings under the Revolving Credit Facility may be voluntarily prepaid and re-borrowed, subject to certain fees. The Revolving Credit Facility bears a fixed rate of 5.65% for the first three years and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1% and (b) 4.75%. The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2022, the Company is compliant with the covenants of the agreement.

The outstanding borrowings under the Revolving Credit Facility was $1.0 million as June 30, 2022. Refer to Note 14 in the Notes to Consolidated Financial Statements in Part I – Item 1 for further information.

Results of Operations

General

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

Comparison of the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021

Revenue:
Rental Income	$9,553	$6,616
Interest income from loans	948	-
Total Revenue	10,501	6,616

Expenses(1):
Depreciation and Amortization Expense	2,804	2,051
General and Administrative Expenses:
Compensation expense	2,302	1,044
Stock Based compensation	515	97
Professional fees	666	391
Other general and administrative expenses	426	233
Total general and administrative expenses:	3,909	1,765

Total Expenses	6,713	3,816

Income from Operations	3,788	2,800

Other income (expense)
Interest Income	48	16
Interest Expense	(46)	-
Total other income	2	16

Net income	3,790	2,816
Net income attributable to non-controlling interests	(32)	(78)
Net income attributable to common shareholders	$3,758	$2,738

(1) Included in expenses are approximately $12 thousand of property expenses which are expensed and reimbursed by the tenant generally in the same period.

Revenues

Rental Income

Rental Income for the three months ended June 30, 2022 increased by approximately $2.9 million to approximately $9.5 million, compared to approximately $6.6 million for the three months ended June 30, 2021. The increase in rental revenue was primarily attributable to:

•	A full quarter of rental income from two properties acquired in June 2021 and two properties acquired subsequent to the second quarter of 2021, which generated approximately $2.1 millions of rental revenue during the three months ended June 30, 2022.

•

Rental income increases from tenant improvements at our Arizona, Massachusetts, Florida and Pennsylvania cultivation facilities which generated approximately $0.7 million of additional rental revenue during the three months ended June 30, 2022.

•	Annual rent escalations which generated approximately $0.1 million of rental revenue during the three months ended June 30, 2022.

Interest Income on Loans

The increase in interest income from loans of approximately $1.0 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was attributable to the nine-month $30.0 million mortgage loan we entered into during the fourth quarter of 2021 and the $5.0 million unsecured loan we entered into in May 2022 in connection with the purchase of a Missouri cultivation site.

Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2022 increased by approximately $0.8 million to approximately $2.8 million compared to $2.0 million for the three months ended June 30, 2021. The increase in deprecation was attributable to the acquisition of three operational cultivation facilities and approximately $15.5 million of improvements that were placed into service during 2022.

General and Administrative Expense

Compensation Expense

Compensation expense for the three months ended June 30, 2022, increased by approximately $1.3 million to approximately $2.3 million, compared to approximately $1.0 million for the three months ended June 30, 2021. The increase was primarily due to one-time severance payments from the retirement and the separation of certain executive officers of the Company.

Stock Based Compensation

Stock-based compensation expense for the three months ended June 30, 2022, increased by approximately $0.4 million to approximately $0.5 million, compared to approximately $0.1 million for the three months ended June 30, 2021. The 2022 increase was attributable to the issuance of RSUs granted in conjunction with our IPO on August 13, 2021 and includes approximately $0.2 million of accelerated expense related to the retirement and the separation of certain executive officers. The 2021 expense was primarily attributable to expense on RSUs that were granted in connection with achieving specific targets for certain capital raises.

Professional Fees

Professional fees for the three months ended June 30, 2022, increased by approximately $0.3 million to approximately $0.7 million, compared to $0.4 million for the three months ended June 30, 2021. The increase was mainly attributable to legal, investor relations and recruiting fees.

Other General and Administrative Expenses

For the three months ended June 30, 2022, other general and administrative expenses increased by approximately $0.2 million to approximately $0.4 million, compared to $0.2 million for the three months ended June 30, 2021. Other general and administrative expenses is comprised of director and officer insurance, information technology, public relations fees and various other expenses.

Comparison of the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021

Revenue:
Rental Income	$18,678	$11,035
Interest income from loans	1,867	-
Total Revenue	20,545	11,035

Expenses(1):
Depreciation and Amortization Expense	5,483	3,137
General and Administrative Expense
Compensation expense	3,138	1,403
Stock Based compensation	921	1,004
Professional fees	1,207	777
Other general and administrative expenses	834	378
Total general and administrative expenses:	6,100	3,562

Total Expenses	11,583	6,699

Loss on Sale of Real Estate	(60)	-

Income from Operations	8,902	4,336

Other income (expense)
Interest Income	96	18
Interest Expense	(73)	-
Total other income	23	18

Net income	8,925	4,354
Preferred stock dividend	-	(4)
Net income attributable to non-controlling interests	(149)	(155)
Net income attributable to common shareholders	$8,776	$4,195

(1) Included in expenses are approximately $134 thousand of property expenses which are expensed and reimbursed by the tenant generally in the same period.

Revenues

Rental Income

Rental Income for the six months ended June 30, 2022 increased by approximately $7.6 million, to approximately $18.7 million, compared to approximately $11.0 million for the six months ended June 30, 2021. The increase in rental revenue was primarily attributable to:

•	The 19 properties we acquired in March 2021 in connection with the Merger which generated an increase of approximately $1.6 million of rental revenue during the six months ended June 30, 2022.

•	Rental revenue on four properties we acquired during 2021 which generated approximately $3.8 million of rental revenue during the six months ended June 30, 2022.

•	Rental income increases attributable from the deployment of tenant improvement commitments which generated approximately $1.9 million of rental revenue during the six months ended June 30, 2022.

•	Rental income of approximately $0.2 million from properties we acquired during the six months ended June 30, 2022.

•	Annual escalations on our pre-merger portfolio generated an increase of approximately $0.1 million of rental revenue during the six months ended June 30, 2022.

Interest Income on Loans

The increase in interest income of approximately $1.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to the nine-month mortgage loan we entered into during the fourth quarter of 2021 and the unsecured loan we entered into in May 2022 in connection with the purchase of a cultivation site in Missouri.

Expenses

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2022, increased by approximately $2.4 million to approximately $5.5 million, compared to $3.1 million for the six months ended June 30, 2021, the increase was attributable to the full six months deprecation and amortization expense related to the acquisition of three operational cultivation facilities and approximately $15.5 million of improvements that were placed into service during 2022.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2022 increased by approximately $2.5 million, to approximately $6.1 million, compared to approximately $3.6 million for the six months ended June 30, 2021. The increase in general and administrative expense was primarily due to an increase of $1.7 million in severance payments, approximately $0.2 million in recruiting fees, approximately $0.2 million in potential restructuring expense and approximately $0.4 million in other expenses related to becoming a public company.

Compensation Expense

Compensation expense for the six months ended June 30, 2022, increased by approximately $1.7 million to approximately $3.1 million, compared to approximately $1.4 million for the six months ended June 30, 2021. The increase was primarily due to one-time severance payments from the retirement and the separation of certain executive officers of the Company.

Stock Based Compensation

Stock-based compensation expense for the six months ended June 30, 2022 decreased by approximately $0.1 million to approximately $0.9 million, compared to approximately $1.0 million for the six months ended June 30, 2021. The 2022 increase was attributable to the issuance of RSUs granted in conjunction with our IPO on August 13, 2021 and includes approximately $0.2 million of accelerated expense related to the retirement and the separation of certain executive officers. The 2021 expense was primarily attributable to expense on RSUs that vested in connection with achieving specific targets for certain capital raises.

Professional Fees

Professional fees for the six months ended June 30, 2022, increased by approximately $0.4 million to approximately $1.2 million, compared to $0.8 million for the six months ended June 30, 2021. The increase was mainly attributable to legal and recruiting fees.

Other General and Administrative Expenses

For the six months ended June 30, 2022, other general and administrative expenses increased by approximately $0.4 million to approximately $0.8 million, compared to $0.4 million for the six months ended June 30, 2021. Other general and administrative expenses is comprised of director and officer insurance, information technology, public relations fees and various other expenses.

Loss on Sale of Real Estate

On March 21, 2022, we sold our PharmaCann Massachusetts property for approximately $0.8 million. We recognized a loss on sale of the property of $60,113 during the six months ended June 30, 2022.

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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income attributable to common stockholders	$3,758	$2,738	$8,776	$4,195
Real estate depreciation and amortization	2,780	2,051	5,391	3,137
Loss on sale of real estate	-	-	(59)	-
FFO attributable to common stockholders	6,538	4,789	14,108	7,332
Severance	1,597	-	1,698	-
Stock- based compensation	511	97	906	1,004
Non-cash interest expense	26	-	33	-
Amortization of straight-line rent expense	6	-	6	-
AFFO attributable to common stockholders	$8,678	$4,886	$16,751	$8,336

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

Prior to the completion of our IPO in January and February 2021, we issued 1,871,932 shares of our common stock, resulting in net proceeds to us of approximately $39.6 million. In connection with the Merger on March 17, 2021, we acquired $64.4 million of cash. In August 2021, we issued 3,905,950 shares of our common stock, in connection with our IPO, resulting in net proceeds to us of approximately $93.5 million. As of June 30, 2022, we had approximately $49.6 million in cash.

We expect to meet our liquidity needs through cash and cash equivalents on hand, cash flows from operations, borrowings under our Revolving Credit Facility and proceeds from future capital raises. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Provided by Operating Activities	$15,728	$9,841
Cash (Used In) Provided by Investing Activities	$(78,452)	$10,844
Cash (Used In) Provided by Financing Activities	$(14,771)	$36,228
Ending Cash and Cash Equivalents	$49,602	$76,530

Cash Provided by Operating Activities:

Cash provided by operating activities for the six months ended June 30, 2022 and 2021 were approximately $15.7 million and $9.8 million, respectively. Cash flows provided by operating activities for the six months ended June 30, 2022 primarily related to contractual rent, partially offset by our general and administrative expenses. Cash flows provided by operating activities for the six months ended June 30, 2021 primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses.

Cash used in investing activities for the six months ended June 30, 2022 and cash provided by investing activities for the six months ended June 30, 2021 were approximately $78.4 million and $10.8 million, respectively. Cash used in investing activities for the six months ended June 30, 2022 related to approximately $35.4 million used to purchase cultivation facilities in Missouri, Nevada and Pennsylvania, approximately $38.8 million of reimbursements of tenant improvements and $5.0 million to fund a loan receivable are our cultivation facility in Missouri, partially offset by approximately $0.8 million of proceeds received in connection with the sale of our Franklin, Massachusetts property. Net cash flows provided by investing activities for the six months ended June 30, 2021 were related to approximately $64.4 million of cash acquired in connection with the Merger on March 17, 2021, partially offset by approximately $2.1 million of Merger related transaction costs, approximately $6.7 million advanced for tenant improvements and approximately $44.6 million related to the acquisition of real estate.

Cash used in financing activities for the six months ended June 30, 2022 and cash provided by financing activities for the six months ended June 30, 2021 were approximately $14.8 million and $36.2 million, respectively. Cash used in financing activities for the six months ended June 30, 2022, were related to approximately $14.0 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders and $1.8 million to paydown our loan payable, offset by $1.0 million drawn on our Revolving Credit Facility. Net cash provided by financing activities for the six months ended June 30, 2021, were related to approximately $39.5 million in net proceeds from our issuance of common stock, partially offset by approximately $3.2 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders and approximately $0.1 million related to the redemption of Series A Preferred Stock.

Dividends

To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding capital gains. We must pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our taxable income. We evaluate each quarter to determine our ability to pay dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution. During the six months ended June 30, 2022, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $14.8 million ($0.68 per share). During the six months ended June 30, 2021, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $6.6 million ($0.47 per share), and cash dividends on our Series A Preferred Stock totaling approximately $4,167. Our Series A Preferred Stock was redeemed in full on April 6, 2021.

Recent Developments

Funded Commitments

Subsequent to June 30, 2022 we funded approximately $3.5 million in tenant improvements to the Company's cultivation facilities located in Arizona and Missouri.

Loan Receivable

On August 5, 2022, the $30 million mortgage loan collateralized by a cultivation and processing facility converted to a twenty-year sale leaseback.

Revolving Credit Facility

On July 29, 2022, the Operating Partnership entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement, dated as of May 6, 2022. The amendment increased the aggregate commitment under the Revolving Credit Facility from $30.0 million to $90.0 million and added two additional lenders.

Contractual Obligations and Commitments

Unfunded Commitments

As of June 30, 2022, we have aggregate unfunded commitments to invest $12.2 million for the development and improvement of our existing properties. The Company also has an option to acquire an adjacent parcel of land and fund the construction of a cultivation facility of an existing tenant (subject to normal and customary closing conditions and regulatory approvals) for a cost of up to $16.5 million; however, there is no obligation of the Company at this time as there is no guarantee the transaction will close.

As of June 30, 2022, the Company is the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year four.

Revolving Credit Facility

As of June 30, 2022, the Company had $1.0 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of June 30, 2022, the Company is the lessee under one office lease accounted for through a ROU model, in which the asset is recorded on the consolidated balance sheet in "Other Assets" and the lease liability is recorded in "Other Liabilities". The Company is also the lessee under one furniture lease that is for less than 12 months.

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

Interest Rate Risk

As of June 30, 2022, we had $1.0 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% for the first three years and a floating rate thereafter. Therefore, if interest rates decrease, our required payments may exceed those based on current market rates.

Impact of Inflation

The U.S. economy has experienced an increase in inflation rates recently. We enter into leases that generally provide for annual fixed increases in rent at a fixed rate. In some instances, leases provide for annual increases in rent based on the increase in annual CPI. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

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

As of June 30, 2022, we have loans receivable and a mortgage loan payable both subject to fixed interest rates, therefore we are not exposed to interest rate changes. As of June 30, 2022, the Revolving Credit Facility has a fixed interest rate of 5.65% for the first three years and a floating rate thereafter. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this Quarterly Report).

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, dated March 18, 2022, filed with the SEC. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks set forth below and as described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Inflation could adversely impact our tenants and our results of operations.

Inflation, both real or anticipated, as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants. Our long-term leases and loans typically contain provisions such as rent and interest escalators that are designed to mitigate the adverse impact of inflation on the Company's results of operations. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation that exist in substantially all of our escalation provisions. Our leases are triple-net and typically require the tenant to pay all property operating expenses, and therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants' ability to pay rent or other obligations owed to us.

An increase in our tenant's expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenant's and our financial condition and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
3.2	Amended and Restated Bylaws of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 filed on July, 23 2021).
10.1†	Consulting Agreement between NewLake Capital Partners, Inc. and Fredric Starker (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2022).
10.2†	Employment Agreement between NewLake Capital Partners, Inc. and Lisa Meyer (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2022).
10.3†	Indemnification Agreement between NewLake Capital Partners, Inc. and Lisa Meyer (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 16, 2022).
10.4*	Loan and Security Agreement, dated as of May 6, 2022, among NLCP Operating Partnership LP, as borrower and a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto.
10.5*	Pledge and Security Agreement, dated May 6, 2022, among certain subsidiary guarantors and a commercial federally regulated bank as agent.
10.6*	Continuing and Unconditional Guaranty, dated May 6, 2022, among NewLake Capital Partners, Inc., as parent, guarantors and a commercial federally regulated bank, as agent.
10.7*	Amendment Number One to Loan and Security Agreement, dated July 29, 2022, between the Operating Partnership and a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto.
31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-OxleyAct of 2002.
31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________________

† Management contracts or compensatory plans required to be filed as Exhibits to this Form 10-Q.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLAKE CAPITAL PARTNERS, INC.

Dated: August 10, 2022	By:	/s/ Anthony Conilgio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2022	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)