Form 10-Q
period 2022-09-30
NewLake Capital Partners, Inc.
filed 2022-11-10
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission file number 000-56327
NewLake Capital Partners, Inc.
(Exact name of registrant as specified in its charter)

Maryland	83-4400045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Locust Avenue, First Floor, New Canaan CT 06840	203-594-1402
(Address of principal executive offices)	(Registrants Telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 8, 2022 was 21,403,817.

NewLake Capital Partners, Inc.
FORM 10-Q
September 30, 2022
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets:	(Unaudited)	(Audited)

Real Estate
Land	$21,146	$15,649
Building and Improvements	375,051	272,432
Total Real Estate	396,197	288,081
Less Accumulated Depreciation	(16,757)	(9,155)
Net Real Estate	379,440	278,926
Cash and Cash Equivalents	45,023	127,097
Loans Receivable	5,000	30,000
In-Place Lease Intangible Assets, net	22,492	24,002
Other Assets	2,667	858

Total Assets	$454,622	$460,883

Liabilities and Equity:

Liabilities:

Accounts Payable and Accrued Expenses	$1,967	$1,404
Revolving Credit Facility	1,000	—
Loan Payable, net	1,980	3,759
Dividends and Distributions Payable	8,064	6,765
Security Deposits Payable	7,310	6,047
Interest Reserve	—	2,144
Rent Received in Advance	862	1,429
Other Liabilities	276	—

Total Liabilities	21,459	21,548

Commitments and Contingencies

Equity:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 and 0 Shares Issued and Outstanding, Respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 21,403,817 and 21,235,914 Shares Issued and Outstanding, Respectively	214	213
Additional Paid-In Capital	456,352	450,916
Accumulated Deficit	(30,811)	(23,574)

Total Stockholders' Equity	425,755	427,555

Noncontrolling Interests	7,408	11,780

Total Equity	433,163	439,335

Total Liabilities and Equity	$454,622	$460,883
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:

Rental Income	$11,639	$8,048	$30,317	$19,083
Interest Income from Loans	434	—	2,301	—

Total Revenue	12,073	8,048	32,618	19,083

Expenses:

Depreciation and Amortization Expense	3,630	2,464	9,113	5,601
General and Administrative Expenses:
Compensation expense	760	805	3,898	2,209
Stock-Based Compensation	280	816	1,201	1,820
Professional fees	279	574	1,486	1,351
Other general and administrative expenses	414	631	1,249	1,009
Total general and administrative expenses	1,733	2,826	7,834	6,389

Total Expenses	5,363	5,290	16,947	11,990

Loss on Sale of Real Estate	—	—	(60)	—

Income From Operations	6,710	2,758	15,611	7,093

Other Income (Expenses):
Interest Income	7	21	103	40
Interest Expense	(94)	—	(167)	—

Total Other Income (Expense)	(87)	21	(64)	40

Net Income	6,623	2,779	15,547	7,133

Preferred Stock Dividends	—	—	—	(4)

Net Income Attributable to Noncontrolling Interests	(113)	(82)	(262)	(236)

Net Income Attributable to Common Stockholders and Participating Securities	$6,510	$2,697	$15,285	$6,893

Net Income per Common Share - Basic	$0.30	$0.14	$0.71	$0.44

Net Income per Common Share - Diluted	$0.30	$0.14	$0.71	$0.44

Weighted Average Shares of Common Stock Outstanding - Basic	21,428,905	19,410,307	21,417,149	15,588,544

Weighted Average Shares of Common Stock Outstanding - Diluted	21,802,487	19,555,867	21,815,763	15,637,064
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Par

Balance as of December 31, 2021	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335

Conversion of Vested RSUs to Common Stock	88,182	1	125	—	(126)	—

Conversion of OP Units to Common Stock	79,721	—	1,586	—	(1,586)	—

Stock-Based Compensation	—	—	1,201	—	—	1,201

Dividends to Common Stock	—	—	—	(22,410)	—	(22,410)

Dividend Equivalents to Restricted Stock Units	—	—	—	(112)	—	(112)

Distributions to OP Unit Holders	—	—	—	—	(398)	(398)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	2,524	—	(2,524)	—

Net Income	—	—	—	15,285	262	15,547

Balance as of September 30, 2022	21,403,817	$214	$456,352	$(30,811)	$7,408	$433,163
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share amounts)

	Series A Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
		Shares	Par

Balance as of December 31, 2020	$61	7,758,145	$78	$151,778	$(17,154)	$6,266	$141,029

Net Proceeds from the Issuance of Common Stock	—	5,777,882	58	133,027	—	—	133,085

Issuance of Common Stock for Merger Transaction	—	7,699,887	77	162,776	—	—	162,853

Issuance of Warrants for Merger Transaction	—	—	—	4,820	—	—	4,820

Redemption of Series A Preferred Stock	(61)	—	—	—	(64)	—	(125)

Issuance of 88,200 OP Units for Property Acquisition	—	—	—	—	—	2,205	2,205

Stock-Based Compensation	—	—	—	1,820	—	—	1,820

Dividends to Preferred Stock	—	—	—	—	(4)	—	(4)

Dividends to Common Stock	—	—	—	—	(11,002)	—	(11,002)

Dividend Equivalents to Restricted Stock Units	—	—	—	—	—	(90)	(90)

Distributions to OP Unit Holders	—	—	—	—	—	(281)	(281)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	—	(3,399)	—	3,399	—

Net Income	—	—	—	—	6,897	236	7,133

Balance as of September 30, 2021	$—	21,235,914	$213	$450,822	$(21,327)	$11,735	$441,443
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Par

Balance as of June 30, 2022	21,318,637	$213	$456,083	$(29,395)	$7,422	$434,323

Conversion of Vested RSUs to Common Stock	85,180	1	(1)	—	—	—

Stock-Based Compensation	—	—	280	—	—	280

Dividends to Common Stock	—	—	—	(7,919)	—	(7,919)

Dividend Equivalents to Restricted Stock Units	—	—	—	(7)	—	(7)

Distributions to OP Unit Holders	—	—	—	—	(137)	(137)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(10)	—	10	—

Net Income	—	—	—	6,510	113	6,623

Balance as of September 30, 2022	21,403,817	$214	$456,352	$(30,811)	$7,408	$433,163

	Series A Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
		Shares	Par

Balance as of June 30, 2021	$—	17,329,964	$173	$359,514	$(19,455)	$8,877	$349,109

Net Proceeds from the Issuance of Common Stock	—	3,905,950	40	93,467	—	—	93,507

Stock-Based Compensation	—	—	—	816	—	—	816

Dividends to Common Stock	—	—	—	—	(4,628)	—	(4,628)

Dividend Equivalents to Restricted Stock Units	—	—	—	—	59	(90)	(31)

Distributions to OP Unit Holders	—	—	—	—	—	(109)	(109)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	—	(2,975)	—	2,975	—

Net Income	—	—	—	—	2,697	82	2,779

Balance as of September 30, 2021	$—	21,235,914	$213	$450,822	$(21,327)	$11,735	$441,443

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net Income	$15,547	$7,133
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	1,201	1,820
Loss on Sale of Real Estate	60	—
Depreciation and Amortization Expense	9,113	5,601
Amortization of debt issuance costs	72	—
Non-cash financing expense	20	—
Changes in Assets and Liabilities
Prepaid Expenses and Other Assets	(1,618)	232
Accounts Payable and Accrued Expenses	577	(1,814)
Security Deposits Payable	1,263	2,179
Interest Reserve	(2,144)	—
Rent Received in Advance	(567)	623
Net Cash Provided by Operating Activities	23,524	15,774

Cash Flows from Investing Activities:
Cash Acquired from Merger Transaction	—	64,355
Payment of Merger Related Transaction Costs	—	(2,144)
Reimbursements of Tenant Improvements	(43,518)	(8,449)
Investment in Loans Receivable	(5,000)	—
Acquisition of Real Estate	(35,419)	(44,650)
Disposition of Real Estate	761	—
Net Cash (Used in) Provided by Investing Activities	(83,176)	9,112

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Offering Costs	—	133,085
Preferred Stock Dividends Paid	—	(4)
Common Stock Dividends Paid	(21,074)	(9,298)
Restricted Stock Units Dividend Equivalents Paid	(147)	(84)
Distributions to OP Unit Holders	(401)	(266)
Redemption of Preferred Stock	—	(125)
Borrowings from revolving line of credit	1,000	—
Payment of Loan Payable	(1,800)	—
Net Cash (Used in) Provided by Financing Activities	(22,422)	123,308

Net Increase (Decrease) in Cash and Cash Equivalents	(82,074)	148,194

Cash and Cash Equivalents - Beginning of Period	127,097	19,617

Cash and Cash Equivalents - End of Period	$45,023	$167,811

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accrual for Dividends and Distributions Payable	$8,064	$268
Real Estate Assets, In-Place Leases, Other Assets and Liabilities Acquired through the Issuance of Common Stock and Warrants	$—	$103,319
Issuance of 88,200 OP Units for Property Acquisition	$—	$2,205
Operating lease liability for obtaining right of use asset	$277	$—
Conversion of Mortgage Loan Receivable to Real Estate	$30,000	$—
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 1 - Organization
NewLake Capital Partners, Inc. (the “Company”), a Maryland corporation, was formed on April 9, 2019, under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale-leaseback and build-to-suit transactions for the cannabis industry. The Company’s year-end is December 31. On March 17, 2021, GARE completed a merger (the “Merger”) with another company (the “Target”) that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry, and renamed itself “NewLake Capital Partners, Inc.” The Merger was completed through the issuance of 7,699,887 shares of common stock valued at $21.15 per share and warrants to purchase up to 602,392 shares of the Company’s common stock valued at approximately $4.8 million. The Company also incurred approximately $2.1 million in merger-related transaction costs. The consideration issued was based upon the relative value of the two entities, such that the shareholders of the Company and the Target, immediately prior to the Merger, owned 56.79% and 43.21%, respectively, of the outstanding post-merger common stock of the Company. The Company issued warrants to Target shareholders based on the pre-merger options outstanding, using the equivalent proportion described in the previous sentence. Upon completion of the Merger, the Company owned 24 properties across nine states. The Merger was treated as an asset acquisition, and the Company was treated as the accounting acquirer. In connection with the Merger, the Company also entered into various arrangements and agreements with certain of our significant stockholders, including director nomination rights.
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
On August 13, 2021, the Company completed its initial public offering ("IPO") of 3,905,950 shares of common stock, with a par value $0.01 per share. The public offering price was $26.00 per share for gross proceeds of approximately $102.0 million, before deducting placement agent fees and offering expenses. Net proceeds were approximately $93.5 million. The Company's common stock trades on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as wholly owned subsidiaries of the Operating Partnership’s and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. The accompanying unaudited financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. In managements opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Substantially all of the Company's asset are held by and all of its' operations are conducted through the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. Noncontrolling investors in the Operating Partnership are included in Noncontrolling Interest in the Company's consolidated financial statements. Refer to Note 7 for details. The Operating Partnership is a variable interest entity (“VIE”) because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2022 and December 31, 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842. This standard will be effective for the Company as of January 1, 2023. The Company does not anticipate this standard will have a material impact on our consolidated financial statements due to the limited nature of financial assets held by the Company subject to ASU 2016-13.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 3 - Real Estate
As of September 30, 2022, the Company owned 31 properties located in 12 states. The following table presents the Company's real estate portfolio as of September 30, 2022 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements	Total Real Estate	Accumulated Depreciation	Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(53)	$876
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(816)	8,975
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(778)	9,383
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(109)	13,470
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,964	11,565	14,529	(116)	14,413
Bloom Medicinal		Missouri	Cultivation	598	11,167	11,765	(50)	11,715
Calypso Enterprises		Pennsylvania	Cultivation	1,486	28,514	30,000	(167)	29,833
Columbia Care		California	Dispensary	1,082	2,692	3,774	(133)	3,641
Columbia Care		Illinois	Dispensary	162	1,053	1,215	(50)	1,165
Columbia Care		Illinois	Cultivation	801	10,560	11,361	(508)	10,853
Columbia Care		Massachusetts	Dispensary	108	2,212	2,320	(118)	2,202
Columbia Care		Massachusetts	Cultivation	1,136	12,690	13,826	(809)	13,017
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(3,921)	46,811
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(141)	2,791
Curaleaf		Florida	Cultivation	388	75,595	75,983	(3,626)	72,357
Curaleaf		Illinois	Dispensary	69	525	594	(28)	566
Curaleaf		Illinois	Dispensary	65	959	1,024	(53)	971
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(61)	1,673
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(161)	3,192
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(80)	2,094
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(170)	3,192
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(71)	1,847
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(105)	2,122
Greenlight	'(1)	Arkansas	Dispensary	238	1,919	2,157	(101)	2,056
Mint		Arizona	Cultivation	2,400	9,032	11,432	—	11,432
Mint		Massachusetts	Cultivation	380	1,569	1,949	—	1,949
Organic Remedies		Missouri	Cultivation	204	20,615	20,819	(825)	19,994
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(158)	1,954
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(61)	1,254
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(1,559)	41,301
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(1,929)	42,341

Total Real Estate				$21,146	$375,051	$396,197	$(16,757)	$379,440

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 3 – Real Estate (continued)
(1) GL Partners, Inc. (Greenlight) took over as tenant however Curaleaf remains the guarantor subject to certain conditions in the lease agreement.
Real Estate Acquisitions
During the nine months ended September 30, 2022, the Company invested approximately $65.4 million to acquire four cultivation facilities. The following table presents the real estate acquisitions for the nine months ended September 30, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisitions
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	$7,301	(1)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Calypso Enterprises	Pennsylvania	Cultivation	August 5, 2022	30,000	(2)
Total				$65,409
(1)Includes $5.0 million of TI funded at closing of the property.
(2)The Company entered into a $30.0 million mortgage loan on October 29, 2021, which converted to a 20-year sale-leaseback on August 5, 2022.

Tenant Improvements Funded
During the nine months ended September 30, 2022, the Company funded approximately $43.5 million of tenant improvements. The following table presents the tenant improvements funded for the nine months ended September 30, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded		Unfunded Commitments
Curaleaf	Florida	Cultivation	August 4, 2020	$20,983	(1)	$—
Mint	Massachusetts	Cultivation	April 1, 2021	349		—	(4)
Mint	Arizona	Cultivation	June 24, 2021	5,906	(2)	3,063
PharmaCann	Massachusetts	Dispensary	March 17, 2021	25		—
Trulieve	Pennsylvania	Cultivation	March 17, 2021	7,046	(3)	—
Organic Remedies	Missouri	Cultivation	December 20, 2021	4,745		282
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	4,464		752	(5)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—		750
				$43,518		$4,847
(1)On June 16, 2022, the Company funded the expansion of an existing property.
(2)The tenant has been paying rent on the remaining commitment since July 2022 in accordance with the lease agreement.
(3)The tenant had been paying rent on the TI since December 2021 in accordance with the lease agreement. As of May 2022, the TI had been fully funded.
(4)Does not include approximately $2.7 million of commitments that the Company was released from its' commitment to fund subsequent to September 30, 2022.
(5)The $0.8 million of unfunded commitments does not include a $16.5 million option but not obligation to acquire an adjacent property from an existing tenant.
Disposal of Real Estate
On March 21, 2022, the Company sold one of our PharmaCann Massachusetts properties for approximately $0.8 million. The Company recognized a loss on sale of the property of $60 thousand. The Company continues to collect the rent that would have been received from the PharmaCann Massachusetts property through increased lease payments from each of the remaining properties operated by PharmaCann in our portfolio.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 3 – Real Estate (continued)
Construction in Progress
Construction in progress was $10.6 million and $13.1 million on September 30, 2022 and December 31, 2021, respectively, and is included in "Buildings and Improvements" in the accompanying consolidated balance sheet.
Depreciation and Amortization
Depreciation expense for the three months ended September 30, 2022 and 2021, was $3.1 million and $2.0 million, respectively and for the nine months ended September 30, 2022 and 2021 it was $7.6 million and $4.5 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets for the three months ended September 30, 2022 and 2021 was approximately $0.5 million and $0.5 million, respectively and was approximately $1.5 million and $1.1 million, respectively, for the nine months ended September 30, 2022 and 2021. The acquired in-place lease intangible assets have a weighted average remaining amortization period of 11.4 years.
Depreciation and Amortization
The following table presents the future amortization of the Company’s acquired in-place leases as of September 30, 2022 (in thousands):

Year	Expense
2022 (three months ending December 31, 2022)	$503
2023	2,013
2024	2,013
2025	2,013
2026	2,013
Thereafter	13,937
Total	$22,492
The following table presents the future contractual minimum rent under the Company’s operating leases as of September 30, 2022 (in thousands):

Year	Rent
2022 (three months ending December 31, 2022)	$12,014
2023	48,858
2024	50,153
2025	51,447
2026	52,774
Thereafter	610,900
Total	$826,146
Concentration of Credit Risk
The ability of any of our tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 3 – Real Estate (continued)
The following table presents the tenants in our portfolio that represented the largest percentage of our total rental income for each of the periods presented:

	For the Three Months Ended September 30,
	2022		2021
	Number of Leases	Percentage of Rental Income	Number of Leases	Percentage of Rental Income
Curaleaf	10	24%	11	29%
Cresco Labs	1	14%	1	19%
Revolutionary Clinics	1	11%	1	16%
Trulieve	1	11%	1	12%
Columbia Care	5	9%	5	13%
Acreage	3	6%	3	9%
Organic Remedies	1	5%	N/A	N/A
AYR	2	6%	N/A	N/A
Calypso	1	5%	N/A	N/A

	For the Nine Months Ended September 30,
	2022		2021
	Number of Leases	Percentage of Rental Income	Number of Leases	Percentage of Rental Income
Curaleaf	10	24%	11	34%
Cresco Labs	1	16%	1	24%
Revolutionary Clinics	1	13%	1	7%
Trulieve	1	13%	1	10%
Columbia Care	5	10%	5	11%
Acreage	3	7%	3	11%
Organic Remedies	1	6%	N/A	N/A
Impairment
The Company reviewed tenant activities and changes in the business condition of all of its properties and did not identify the existence of any triggering events or impairment indicators. Accordingly, as of September 30, 2022 and December 31, 2021 no impairment losses were recognized.
Note 4 – Loans Receivable
Mortgage Loan
The Company funded a $30 million nine-month mortgage loan to Hero Diversified Associates, Inc. (“HDAI”) on October 29, 2021. The Company determined that HDAI met the definition of a VIE because the equity investors did not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 4 – Loans Receivable (continued)
support from other parties. The Company consolidates a VIE in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, when it is the primary beneficiary of such VIE. Based on a number of factors, including that the Company does not have the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, the Company determined that it did not have a controlling financial interest and was not the primary beneficiary. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.
On August 5, 2022 the mortgage loan converted to a 20 year sale-leaseback and the Company recorded land, building and improvements which is included in "Total Real Estate" on the Consolidated Balance Sheets as of September 30, 2022.
Loan Receivable
The Company funded a $5.0 million unsecured loan to Bloom Medicinals on June 10, 2022. The loan initially will bear interest at a rate of 10.25% and is structured to increase by 0.225% on each anniversary of the disbursement date. The loan can be prepaid at any time without penalty and matures on June 30, 2026. The loan is cross defaulted with their lease agreement with the Company. As of September 30, 2022, the aggregate principal amount outstanding on the unsecured loan receivable was $5.0 million.
Note 5 – Financings
Seller Financing
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million was paid in January 2022. The remaining principal is payable in annual installments of $1.0 million in each of January 2023 and 2024. The loan's outstanding balance as of September 30, 2022 was $2.0 million and the remaining unamortized discount was $20.3 thousand.
Revolving Credit Facility
On May 6, 2022, the Company's Operating Partnership entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time (the “Agent”). The Loan and Security Agreement matures on May 6, 2027. The Loan and Security Agreement provides, subject to the Accordion Feature described below, $30.0 million in aggregate commitments for secured revolving loans (“Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder which are owned by certain subsidiaries of the Operating Partnership. On July 29, 2022, the Operating Partnership, entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement, to increase the aggregate commitment under the Revolving Credit Facility from $30.0 million to $90.0 million and added two additional lenders.The Loan and Security Agreement also allows the Company, subject to certain conditions, to request additional revolving incremental loan commitments such that the Revolving Credit Facility may be increased to a total aggregate principal amount of up to $100.0 million. Borrowings under the Revolving Credit Facility may be voluntarily prepaid and re-borrowed, subject to certain fees. The Revolving Credit Facility bears a fixed rate of 5.65% for the first three years and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1% or (b) 4.75%. The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2022, the Company is compliant with the covenants of the agreement.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 5 – Financings (continued)
The outstanding borrowings under the Revolving Credit Facility was $1.0 million as September 30, 2022.
Note 6 - Related Party Transactions
Merger Agreement
In connection with the Merger, the Company entered into an investor rights agreement (the “Investor Rights Agreement”). The Investor Rights Agreement provides the stockholders party thereto with certain rights with respect to the nomination of members to our board of directors. Prior to the completion of our IPO, pursuant to the Investor Rights Agreement, HG Vora Capital Management, LLC (“HG Vora”) had the right to nominate four directors to our board of directors. Following the completion of our IPO, for so long as HG Vora owns (i) at least 9% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate two of the members of our board of directors, and (ii) at least 5% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate one member of our board of directors. If HG Vora owns less than 5% of our issued and outstanding common stock for 60 consecutive days, then HG Vora may not nominate any members of our board of directors pursuant to the Investor Rights Agreement.
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
Prior to the completion of our IPO, NL Ventures, LLC (“Pangea”) did not have a director nomination right. Following the completion of our IPO, Pangea may nominate one member of our board of directors for so long as Pangea owns at least 4% of our issued and outstanding common stock for 60 consecutive days. If Pangea owns less than 4% of our issued and outstanding common stock for 60 consecutive days, then Pangea may not nominate any members of our board of directors pursuant to the Investor Rights Agreement. The Company made payments to Pangea for reimbursed expenses and services of $0 and $71,472 during the nine months ended September 30, 2022 and 2021, respectively.
Separation and Retirement of Executive Officers
In connection with the separation agreements of the former chief financial officer in June 2022 and the former chief executive officer, in July 2022, the Company incurred one-time severance costs of approximately $1.7 million. Such agreements were contemplated as part of the succession plan at the time of the merger in March 2021.
Note 7 - Noncontrolling Interests
Noncontrolling interests represent limited partnership interest in the Operating Partnership not held by the Company. Noncontrolling interests in the Operating Partnership are shown in the Consolidated Statements of Changes in Equity.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 7 - Noncontrolling Interests (continued)
The following table presents the activity for the Company’s noncontrolling interests issued by the Operating Partnership for the nine months ended September 30,:

	2022		2021
	OP Units	Noncontrolling Interests %	OP Units	Noncontrolling Interests %
Balance at January 1,	453,303	2.1%	365,103	4.5%
OP Units Issued	—		88,200
OP Units Converted	(79,721)		—
Balance at September 30,	373,582	1.7%	453,303	2.1%
Note 8 - Stock Based Compensation
Our board of directors adopted our 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable us to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of September 30, 2022, there were approximately 2,148,441 shares available for issuance under the Plan.
Restricted Stock Units
During the nine months ended September 30, 2022, the Company granted 19,362 RSUs to certain directors of the Company. Total outstanding RSUs as of September 30, 2022 are 54,175. Of the 54,175 outstanding RSUs, 9,041 RSUs were not issued pursuant to a formal plan, were granted prior to the IPO, and became fully vested upon the IPO. 45,134 RSUs were granted pursuant to the Plan subsequent to the IPO. During the nine months ended September 30, 2022, 20,173 RSUs vested and 8,566 RSUs were forfeited. RSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock upon vesting. Each RSU is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock upon vesting. Unearned dividend equivalents on unvested RSUs as of September 30, 2022 and 2021 were $35,850 and $0, respectively.
The amortization of compensation costs for the awards of RSUs are included in "Stock-Based Compensation" in the accompanying consolidated statements of operations and amounted to approximately $0.8 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. Included in the $0.8 million of stock-based compensation for the nine months ended September 30, 2022, is approximately $0.2 million of accelerated expense related to the retirement and separation of certain officers. Amortization of compensation costs for the awards of RSUs amounted to $0.1 million and $0 million for the three months ended September 30, 2022 and 2021, respectively. The remaining unrecognized compensation cost of approximately $0.6 million for RSU awards is expected to be recognized over a weighted average amortization period of 0.8 years as of September 30, 2022.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 8 - Stock Based Compensation (continued)
The following table sets forth our unvested restricted stock activity for the nine months ended September 30,:

	2022		2021
	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	45,018	$27.49	47,403	$20.99
Granted	19,362	$20.54	39,849	$21.15
Forfeited	(8,566)	$27.49	—	—
Vested	(20,173)	$27.49	(87,252)	$21.06
Balance at September 30,	35,641	$23.71	—	$—
Performance Stock Units
During the nine months ended September 30, 2022, the Company did not grant any Performance Stock Units (“PSUs”) to officers or employees of the Company. Total outstanding PSUs as of September 30, 2022 and 2021 are 66,841 and 0, respectively. During the nine months ended September 30, 2022, 10,901 PSUs were forfeited. PSUs vest subject to the achievement of relative total shareholder return as measured against a peer group of companies and absolute compounded annual growth in stock price during each performance period. The actual number of shares of common stock issued will range from 0 to 133,682 depending upon performance. The performance periods are August 13, 2021 through December 31, 2023 and January 1, 2022 through December 31, 2024, and 18,858 and 47,983 PSUs are scheduled to vest at the end of each performance period, respectively. PSUs are recorded at fair value which involved using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. A fair value of $24.15 and $24.00 were used for PSUs with performance periods ending December 31, 2023 and 2024, respectively.
Performance Stock Units (continued)
PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award. Each PSU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of common stock issued per PSU vesting. Unearned dividend equivalents on unvested PSUs as of September 30, 2022 and 2021 were $90,904 and $0, respectively. The amortization of compensation costs for the awards of PSUs are included in "Stock-Based Compensation" in the accompanying Consolidated Statements of Operations and amounted to $0.4 million and $0 for the nine months ended September 30, 2022 and 2021, respectively. Amortization of compensation costs for the awards of PSUs amounted to $0.2 million and $0 for the three months ended September 30, 2022 and 2021, respectively. The remaining unrecognized compensation cost of approximately $1.1 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.0 years as of September 30, 2022.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 8 - Stock Based Compensation (continued)
The following table sets forth our unvested performance stock activity for the nine months ended September 30,:

	2022
	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	77,742	$24.04
Forfeit	(10,901)	$24.03
Balance at September 30,	66,841	$24.04
Stock Options
Prior to the completion of the IPO, the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options vested on August 31, 2020. The Options are exercisable upon the earliest of (i) the second anniversary of the Grant Date; (ii) termination of the grantee’s employment or service by the Company other than for cause, or by the grantee for “good reason”, the grantee’s death or disability or (iii) a change in control, as defined. As of September 30, 2022, 615,838 of the 791,790 Option Grants issued to the Company’s former employees and a director are exercisable. The options expire on July 15, 2027.
The following table summarizes stock option activity for the nine months September 30,:

	2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Non-Exercisable at January 1,	175,952	$24.00	263,928	$24.00
Granted	—	—	—	—
Exercisable	—	—	(87,976)	—
Non-Exercisable at September 30,	175,952	$24.00	175,952	$24.00
Note 9 - Warrants
On March 17, 2021, in connection with the Merger, the Company entered into a warrant agreement which granted the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants are immediately exercisable and expire on July 15, 2027.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 9 - Warrants (continued)
The following table summarizes warrant activity for the nine months ended September 30,:

	2022		2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants(1)	Weighted Average Exercise Price
Exercisable at January 1,	602,392	$24.00	—	$24.00
Granted	—	—	602,392	—
Exercised	—	—	—	—
Exercisable at September 30,	602,392	$24.00	602,392	$24.00
(1)Warrants granted on March 17, 2021.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 10 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share data) :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Income Attributable to Common Stockholders and Participating securities	$6,510	$2,697	$15,285	$6,893
Add: Preferred Stock Dividends	—	—	—	4
Add: Net Income Attributable to Noncontrolling Interest	113	82	262	236
Dilutive Net Income Attributable to Common Stockholders & Participating Securities	$6,623	$2,779	$15,547	$7,133

Denominator:
Weighted Average Shares of Common Stock & Participating Securities Outstanding - Basic	21,428,905	19,410,307	21,417,149	15,588,544
Dilutive Effect of OP Units	373,582	—	398,614	—
Dilutive Effect of Options and Warrants	—	145,560	—	48,520
Weighted Average Shares of Common Stock & Participating Securities Outstanding - Diluted	21,802,487	19,555,867	21,815,763	15,637,064

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders & Participating Securities	$0.30	$0.14	$0.71	$0.44
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders & Participating Securities	$0.30	$0.14	$0.71	$0.44
During the three and nine months ended September 30, 2022, the effect of including OP Units were included in our calculation of weighted average shares of common stock outstanding – diluted. The effect of unvested RSUs, outstanding stock options and outstanding warrants were excluded in our calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the three and nine months ended September 30, 2021, the effect of including outstanding stock options and outstanding warrants were included in our calculation of weighted average shares of common stock outstanding – diluted. The effect of unvested RSUs and OP Units were excluded in our calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 11 - Stockholders' Equity
Preferred Stock
On April 6, 2021, the Company redeemed the 125 shares of Series A Preferred Stock outstanding. The shares were redeemed at a redemption price of $1,000 per share, plus accrued and unpaid dividends and an early redemption fee for a total payment of $137,416, in cash. As of September 30, 2022 there were no shares of Series A preferred stock outstanding.
On September 15, 2022, the Board of Directors approved all 125 authorized but unissued shares of the Company's 12.5% Series A Redeemable Cumulative Preferred Stock to be reclassified into shares of preferred stock of the Company, $0.01 par value per share without designation as to class or series.
Common Stock
As of September 30, 2022, the Company had 21,403,817 shares of common stock outstanding.
Activity for the three and nine months ended September 30, 2022:
During the three and nine months ended September 30, 2022, 0 and 79,721 OP Units were converted into shares of our common stock, respectively. Additionally, during the three and nine months ended September 30, 2022, 85,180 and 88,182 RSUs were converted into shares of our common stock, respectively.
Activity for the three and nine months ended September 30, 2021:
During January and February 2021, the Company issued 1,871,932 shares of common stock for $21.15 per share, resulting in net proceeds of approximately $39.6 million, after deducting offering expenses.
During March 2021, in connection with the Merger, the Company issued 7,699,887 shares of common stock and warrants to purchase up to 602,392 shares of the Company’s common stock.
On August 13, 2021, the Company closed on its initial public offering ("IPO") of 3,905,950 shares of common stock at a public offering price of $26.00 per share, resulting in net proceeds of approximately $93.5 million, after deducting offering expenses.
Dividends
The following tables present the cash dividends, dividend equivalents on vested RSUs and, in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units declared by the Company during the nine months ended September 30, 2022 and 2021:

Declaration Date	Share/Unit	Period Covered	Distributions Paid Date	Amount
March 15, 2022	$0.33	January 1, 2022 to March 31, 2022	April 14, 2022	$7,200,400
June 15, 2022	0.35	April 1, 2022 to June 30, 2022	July 15, 2022	7,640,568
September 15, 2022	0.37	July 1, 2022 to September 30, 2022	October 14, 2022	8,064,495
Total	$1.05			$22,905,463

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 11 - Stockholders' Equity (continued)
Dividends (continued)

Declaration Date	Share/Unit	Period Covered	Distributions Paid Date	Amount
February 27, 2021	$0.15	January 1, 2021 to March 16, 2021	March 22, 2021	$1,518,070
March 15, 2021	0.08	January 1, 2021 to March 16, 2021	March 29, 2021	809,665
June 16, 2021	0.24	March 17, 2021 to June 30, 2021	July 15, 2021	4,276,968
August 11, 2021	0.12	July 1, 2021 to August 12, 2021	August 12, 2021	2,149,253
September 15, 2021	0.12	August 13, 2021 to September 30, 2021	October 15, 2021	2,617,967
Total	$0.71			$11,371,923
The Company had accrued unearned dividend equivalents on unvested RSUs and unvested PSUs of $35,850 and $90,904 as of September 30, 2022. There were no accrued unearned dividend equivalents on unvested RSUs or unvested PSUs as of September 30, 2021.
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
Note 13 - Commitments and Contingencies
As of September 30, 2022, the Company had aggregate unfunded commitments to invest $4.8 million to develop and improve our existing cultivation facilities in Arizona, Missouri, and Pennsylvania. This does not include the $2.7 million for a Massachusetts cultivation facility of which the Company was released of its obligation to fund subsequent to September 30, 2022. This also does not include the option to acquire an adjacent parcel of land and fund the construction of a cultivation facility of an existing tenant (subject to normal and customary closing conditions and regulatory approvals) for a cost of up to $16.5 million; however, there is no obligation of the Company at this time as there is no guarantee the transaction will close.
As of September 30, 2022, the Company is the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year four.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 13 - Commitments and Contingencies (continued)
The Company owns a portfolio of properties that it leases to entities which cultivate, harvest, process and distribute cannabis. Cannabis is an illegal substance under the Controlled Substances Act. Although the operations of the Company’s tenants are legalized in the states and local jurisdictions in which they operate, the Company and its tenants are subject to certain risks and uncertainties associated with conducting operations subject to conflicting federal, state and local laws in an industry with a complex regulatory environment which is continuously evolving. These risks and uncertainties include the risk that the strict enforcement of federal laws regarding cannabis would likely result in the Company’s inability, and the inability of its tenants, to execute their respective business plans.
Note 14 - Subsequent Events
Stock Repurchase Program
On November 7, 2022, the Board of Directors of the Company authorized a stock repurchase program of its common stock up to $10 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice. The Company has not, as of the date hereof, repurchased any shares of common stock under the the stock repurchase program.

Acquisitions
On November 3, 2022, the Company purchased a $1.6 million dispensary in Ohio. The Company entered into a long-term, triple-net lease with an existing tenant, PharmaCann Inc., who is guaranteeing the lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION
NewLake Capital Partners, Inc. ("the Company," "we," "our," "us,") makes statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “continue,” “could,” “expect,” “may,” “will,” “should,” “would,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimates,” “forecast,” “project,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
•reduced liquidity of our common stock resulting from limited availability of clearing firms that will settle our securities offerings;
•the impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally;
•general economic conditions;
•adverse economic or real estate developments, either nationally or in the markets in which our properties are located;
•other factors affecting the real estate industry generally;
•the competitive environment in which we operate;
•the estimated growth in and evolving market dynamics of the regulated cannabis market;
•the expected medical-use or adult-use cannabis legalization in certain states;
•shifts in public opinion regarding regulated cannabis;
•the additional risks that may be associated with certain of our tenants cultivating adult-use cannabis in our cultivation facilities;
•the risks associated with the development of cultivation centers and dispensaries;
•our ability to successfully identify opportunities in target markets;
•the lack of tenant security deposits will impact our ability to recover rents should our tenants default under their respective lease agreement;
•our status as an emerging growth company and a smaller reporting company;

•our lack of operating history;
•our tenants’ lack of operating history;
•the concentration of our tenants in certain geographical areas;
•our failure to generate sufficient cash flows to service any outstanding indebtedness;
•defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;
•our failure to acquire the properties in our identified pipeline successfully, on the anticipated timeline or at the anticipated costs;
•our failure to properly assess employment growth or other trends in target markets and other markets in which we seek to invest;
•lack or insufficient amounts of insurance;
•bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;
•our access to certain financial resources, including banks and other financial institutions;
•our failure to successfully operate acquired properties;
•our ability to operate successfully as a public company;
•our dependence on key personnel and ability to identify, hire and retain qualified personnel in the future;
•conflicts of interests with our officers and/or directors stemming from their fiduciary duties to other entities, including our operating partnership;
•our failure to obtain necessary outside financing on favorable terms or at all;
•fluctuations in interest rates and increased operating costs;
•the impact of inflation and the change in interest;
•financial market fluctuations;
•general volatility of the market price of our common stock;
•changes in GAAP;
•environmental uncertainties and risks related to adverse weather conditions and natural disasters;
•our failure to maintain our qualification as a REIT for federal income tax purposes; and
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.
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
Overview
NewLake Capital Partners, Inc., ("the “Company,” "we," "our," "us,") is an internally managed REIT and a leading provider of real estate capital to state-licensed cannabis operators primarily through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations.
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
On March 17, 2021, we consummated a merger pursuant to which we combined our company with a separate company, or the Target, that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry, and renamed ourselves “NewLake Capital Partners, Inc.” The Merger was completed through the issuance of 7,699,887 shares of common stock valued at $21.15 per share and warrants to purchase up to 602,392 shares of the Company’s common stock valued at approximately $4.8 million. The Company also incurred approximately $2.1 million in merger-related transaction costs. The consideration issued was based upon the relative value of the two entities, such that the shareholders of the Company and the Target, immediately prior to the Merger, owned 56.79% and 43.21%, respectively, of the outstanding post-merger common stock of the Company. The Company issued warrants to Target shareholders based on the pre-merger options outstanding, using the equivalent proportion described in the previous sentence. Upon completion of the Merger, we owned 24 properties across nine states, and became one of the largest REITs in the cannabis industry. The Merger has been treated as an asset acquisition, and we were the accounting acquirer. In connection with the Merger, we also entered into various arrangements and agreements with certain of our significant stockholders, including director nomination rights.
On August 13, 2021, we completed our IPO of 3,905,950 shares of our common stock, par value $0.01 per share at a public offering price of $26.00 per share for gross proceeds of approximately $102.0 million, before deducting placement agent fees and offering expenses. Net proceeds were approximately $93.5 million. Our common stock trades on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
As of September 30, 2022, we owned a geographically diversified portfolio consisting of 31 properties across 12 states with 13 tenants, comprised of 16 dispensaries and 15 cultivation facilities.
Emerging Growth Company
We have elected to be an emerging growth company, as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:
•We are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•We are permitted to provide less extensive disclosure about our executive compensation arrangements; and

•We are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.
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
Rental Revenues
We receive income from rental revenue generated by the properties that we own and expect to receive income from rental revenue generated by properties we expect to acquire in the future. The amount of rental revenue depends upon a number of factors, including:
•Our ability to enter into new leases at market value rents inclusive of annual rent increases; and
•Rent collection, which primarily relates to each of our current and future tenant’s or guarantor’s financial condition and ability to make rent payments to us on time.
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
Financial Performance and Condition of Our Tenants/Borrower
As of September 30, 2022, all of our rental revenues were derived from 13 tenants. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor. Our revenues are therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
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
Investment Activity
Our investment strategy is to provide long-term, single-tenant, triple-net sale-leaseback and build-to-suit transactions for the cannabis industry, which includes the acquisition of properties and to provide capital to our tenants for development and expansion of the property. As of September 30, 2022, we owned a geographically diversified portfolio consisting of 31 properties across 12 states with 13 tenants, comprised of 16 dispensaries and 15 cultivation facilities with a weighted average remaining lease term of 14.9 years. Our tenants include affiliates of what we believe to be some of the leading and most well-capitalized companies in the industry, such as Curaleaf, Cresco Labs, Trulieve and Columbia Care.
We derive substantially all our revenue from rents received from single tenants of each of our properties Our leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations. Our leases also typically include annual rent escalations (typically within the range of 2-3%) as a set percentage or based on an inflation index, which generally provides us with contractual revenue growth and inflation-protected returns. All of our leases include a parent or other affiliate guarantee by what we consider a well-capitalized guarantor.
Additionally, we had funded one mortgage loan collateralized by a cultivation and processing facility in Pennsylvania and have one unsecured loan to our tenant at an owned cultivation site in Missouri. On August 5, 2022, in accordance with the loan agreement the mortgage loan converted to a twenty-year sale-leaseback. Refer to Note 4 in the Notes to Consolidated Financial Statements in Part I – Item 1 for further information.

As of September 30, 2022, we have aggregate unfunded commitments to invest $4.8 million for the development and improvement of our existing cultivation facilities in Arizona, Massachusetts, Missouri and Pennsylvania. Our leases are generally structured to disburse capital over specified periods of time. The leases also contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed. As of September 30, 2022, there was one tenant paying rent on unfunded capital.
The following table presents the Company's investment activity for the nine months ended September 30, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	$7,301	(1)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Calypso Enterprises	Pennsylvania	Cultivation	August 5, 2022	30,000	(2)
Total				$65,409
(1)Includes $5.0 million of TI funded at closing of the property.
(2)The Company entered into a $30.0 million mortgage loan on October 29, 2021, which converted to a 20 year sale-leaseback on August 5, 2022.

The following table presents the tenant improvements funded during the nine months ended September 30, 2022 (in thousands):

Tenant	Market	Site Type	Acquisition Closing Date	Tenant Improvements Funded		Unfunded Commitments
Curaleaf	Florida	Cultivation	August 4, 2020	$20,983	(1)	$—
Mint	Massachusetts	Cultivation	April 1, 2021	349		—	(4)
Mint	Arizona	Cultivation	June 24, 2021	5,906	(2)	3,063
PharmaCann	Massachusetts	Dispensary	March 17, 2021	25		—
Trulieve	Pennsylvania	Cultivation	March 17, 2021	7,046	(3)	—
Organic Remedies	Missouri	Cultivation	December 20, 2021	4,745		282
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	4,464		752	(5)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—		750
Total				$43,518		$4,847
(1)On June 16, 2022, the Company funded the expansion of an existing property.
(2)The tenant has been paying rent on the remaining commitment since July 2022 in accordance with the lease agreement.
(3)The tenant had been paying rent on the TI since December 2021 in accordance with the lease agreement. As of May 2022, the TI had been fully funded.
(4)Does not include approximately $2.7 million of commitments that were released from obligation subsequent to September 30, 2022.
(5)The $0.8 million of unfunded commitments does not include a $16.5 million option but not obligation to acquire an adjacent property from an existing tenant.
Financing Activity
Seller Financing
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million was paid in January 2022. The remaining principal is payable in annual installments of $1.0 million and $1.0 million in January 2023 and 2024, respectively. The loan's outstanding balance as of September 30, 2022 was $2.0 million and the remaining unamortized discount was $20.3 thousand.

Revolving Credit Facility
On May 6, 2022, we entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time (the “Agent”). The Loan and Security Agreement matures on May 6, 2027. The Loan and Security Agreement includes the following, among other features: Revolving Facility: The Loan and Security Agreement provides, subject to the Accordion Feature described below, $30.0 million in aggregate commitments for secured revolving loans (“Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder which are owned by certain subsidiaries of the Operating Partnership. On July 29, 2022, the Operating Partnership, entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement, dated as of May 6, 2022, to increase the aggregate commitment under the Revolving Credit Facility from $30.0 million to $90.0 million and added two additional lenders. The Loan and Security Agreement also allows us, subject to certain conditions, to request additional revolving incremental loan commitments such that the Revolving Credit Facility may be increased to a total aggregate principal amount of up to $100.0 million. Borrowings under the Revolving Credit Facility may be voluntarily prepaid and re-borrowed, subject to certain fees. The Revolving Credit Facility bears a fixed rate of 5.65% for the first three years and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1.00% or (b) 4.75%. The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2022, the Company is compliant with the covenants of the agreement.
The outstanding borrowings under the Revolving Credit Facility was $1.0 million as September 30, 2022. Refer to Note 5 in the Notes to Consolidated Financial Statements in Part I – Item 1 for further information.
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

Comparison of the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021

Revenue:
Rental Income	$11,639	$8,048
Interest Income from Loans	434	—
Total Revenue	12,073	8,048

Expenses(1):
Depreciation and Amortization Expense	3,630	2,464
General and Administrative Expenses:
Compensation expense	760	805
Stock-Based Compensation	280	816
Professional fees	279	574
Other general and administrative expenses	414	631
Total general and administrative expenses	1,733	2,826

Total Expenses	5,363	5,290

Income From Operations	6,710	2,758

Other Income (Expenses):
Interest Income	7	21
Interest Expense	(94)	—
Total Other Income (Expense)	(87)	21

Net Income	6,623	2,779
Net Income Attributable to Noncontrolling Interests	(113)	(82)
Net Income Attributable to Common Stockholders and Participating Securities	$6,510	$2,697
(1)Property expenses are included in Other general and administrative expense and are expensed and reimbursed by the tenant generally in the same period however it's possible to have expenses we have not yet been reimbursed for due to timing differences.
Revenues
Rental Income
Rental Income for the three months ended September 30, 2022 increased by approximately $3.6 million to approximately $11.6 million, compared to approximately $8.0 million for the three months ended September 30, 2021. The increase in rental revenue was primarily attributable to:
•A full quarter of rental income from four cultivation facilities acquired subsequent to the third quarter of 2021, which generated approximately $1.4 million of rental revenue during the three months ended September 30, 2022.
•Rental income increases from tenant improvements at our Arizona, Massachusetts, Florida and Pennsylvania cultivation facilities which generated approximately $1.0 million of additional rental revenue during the three months ended September 30, 2022.

•Approximately $0.6 million of rental income from a mortgage loan which converted to a 20 year sale-leaseback during the three months ended September 30, 2022.
•Annual escalations on our portfolio generated an increase of approximately $0.7 million of rental revenue during the three months ended September 30, 2022.
Interest Income on Loans
The increase in interest income from loans of approximately $0.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, was attributable to one month of interest income in the third quarter of 2022 from the $30.0 million mortgage loan we entered into during the fourth quarter of 2021. On August 5, 2022 the mortgage loan was converted to a 20 year sale-leaseback in accordance with the loan agreement. Also, we recognized approximately $0.1 million of interest income in connection with a $5.0 million unsecured loan entered into with the purchase of a Missouri cultivation facility in May 2022.
Expenses
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended September 30, 2022, increased by approximately $1.2 million to approximately $3.6 million compared to $2.5 million for the three months ended September 30, 2021. The increase in deprecation was attributable to the acquisition of four operational cultivation facilities purchased subsequent to the third quarter 2021 and approximately $30.6 million of improvements that were placed into service during 2022.
General and Administrative Expense
General and administrative expenses for the three months ended September 30, 2022 decreased by approximately $1.1 million, to approximately $1.7 million, compared to approximately $2.8 million for the three months ended September 30, 2021. The decrease in general and administrative expense was primarily due to lower professional fees from a reduction in outsourced accounting administration fees, lower D&O insurance, a decrease in non-recurring legal expenses and a decrease in stock compensation expense.
Compensation Expense
Compensation expense was relatively flat quarter over quarter.
Stock Based Compensation
Stock-based compensation expense for the three months ended September 30, 2022, decreased by approximately $0.5 million to approximately $0.3 million, compared to approximately $0.8 million for the three months ended September 30, 2021. Prior to our IPO, we granted 127,176 RSUs to officers and certain of our directors primarily in connection with achieving specific targets for certain capital raises.. As of September 30, 2021, all unvested RSUs vested, resulting in $0.8 million of expense during the three months ended September 30, 2021.
Professional Fees
Professional fees for the three months ended September 30, 2022, decreased by approximately $0.3 million to approximately $0.3 million, compared to $0.6 million for the three months ended September 30, 2021. The decrease was mainly attributable to lower legal fees and the elimination of outsourced accounting functions.
Other General and Administrative Expenses
For the three months ended September 30, 2022, other general and administrative expenses decreased by approximately $0.2 million to approximately $0.4 million, compared to $0.6 million for the three months ended September 30, 2021. Other general and administrative expenses is comprised of director and officer insurance, information technology, public relations fees and various other expenses. The decrease was mainly attributable to lower director and officer insurance.

Comparison of the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021

Revenue:
Rental Income	$30,317	$19,083
Interest Income from Loans	2,301	—
Total Revenue	32,618	19,083

Expenses(1):
Depreciation and Amortization Expense	9,113	5,601
General and Administrative Expenses:
Compensation expense	3,898	2,209
Stock-Based Compensation	1,201	1,820
Professional fees	1,486	1,351
Other general and administrative expenses	1,249	1,009
Total general and administrative expenses	7,834	6,389

Total Expenses	16,947	11,990

Loss on Sale of Real Estate	(60)	—

Income From Operations	15,611	7,093

Other Income (Expenses):
Interest Income	103	40
Interest Expense	(167)	—
Total Other Income (Expense)	(64)	40

Net Income	15,547	7,133
Preferred Stock Dividends	—	(4)
Net Income Attributable to Noncontrolling Interests	(262)	(236)
Net Income Attributable to Common Stockholders and Participating Securities	$15,285	$6,893
(1)Property expenses are included in Other general and administrative expense and are expensed and reimbursed by the tenant generally in the same period however it's possible to have expenses we have not yet been reimbursed for due to timing differences.
Revenues
Rental Income
Rental Income for the nine months ended September 30, 2022 increased by approximately $11.2 million, to approximately $30.3 million, compared to approximately $19.1 million for the nine months ended September 30, 2021. The increase in rental revenue was primarily attributable to:
•The 19 properties we acquired in March 2021 in connection with the Merger which generated an increase of approximately $1.7 million of rental revenue during the nine months ended September 30, 2022.

•Rental revenue on four properties we acquired during 2021 which generated approximately $4.5 million of rental revenue during the nine months ended September 30, 2022.
•Rental income increases attributable from the deployment of tenant improvement commitments which generated approximately $3.0 million of rental revenue during the nine months ended September 30, 2022.
•Rental income of approximately $1.8 million from properties we acquired during the nine months ended September 30, 2022.
•Annual escalations on our pre-merger portfolio generated an increase of approximately $0.1 million of rental revenue during the nine months ended September 30, 2022.
Interest Income on Loans
The increase in interest income from loans of approximately $2.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was attributable to seven months of interest income from the $30.0 million mortgage loan we entered into during the fourth quarter of 2021. On August 5, 2022 the mortgage loan was converted to a 20 year sale-leaseback in accordance with the loan agreement. Also, we recognized approximately $0.2 million of interest income in connection with a $5.0 million unsecured loan entered into with the purchase of a Missouri cultivation facility in May 2022.
Expenses
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2022 increased by approximately $3.5 million to approximately $9.1 million, compared to $5.6 million for the nine months ended September 30, 2021. The increase was attributable to the full nine months depreciation and amortization expense related to the acquisition of two cultivation facilities, partial period depreciation and amortization expenses related to the acquisition of three operational cultivation facilities during 2022 and approximately $30.6 million of improvements that were placed into service during 2022.
General and Administrative Expense
General and administrative expenses for the nine months ended September 30, 2022 increased by approximately $1.4 million, to approximately $7.8 million, compared to approximately $6.4 million for the nine months ended September 30, 2021. The increase in general and administrative expense was primarily due to one-time severance payments of of $1.7 million in connection the retirement and separation of certain executive officers, approximately $0.2 million in recruiting fees and approximately $0.2 million in potential restructuring expense offset by a reduction of approximately $0.2 million in each accounting, consulting and filing and regulatory fees.
Compensation Expense
Compensation expense for the nine months ended September 30, 2022, increased by approximately $1.7 million to approximately $3.9 million, compared to approximately $2.2 million for the nine months ended September 30, 2021. The increase was primarily due to one-time severance payments from the retirement and the separation of certain executive officers of the Company.
Stock Based Compensation
Stock-based compensation expense for the nine months ended September 30, 2022 decreased by approximately $0.6 million to approximately $1.2 million, compared to approximately $1.8 million for the nine months ended September 30, 2021. Prior to our IPO, we granted 127,176 RSUs to an officer and certain of our directors primarily in connection with achieving specific targets for certain capital raises. As of September 30, 2021, all unvested RSUs vested, resulting in $1.8 million of expense during the nine months ended September 30, 2021. The 2022 expense was attributable to the issuance of RSUs granted in conjunction with our IPO on August 13, 2021 and includes approximately $0.2 million of accelerated expense related to the retirement and the separation of certain executive officers and approximately $0.5 million of expense related to RSUs granted under the 2021 Equity Incentive Plan (the "Plan"). The expense also includes approximately $0.5 million related to PSUs granted under the Plan.
Professional Fees
Professional fees for the nine months ended September 30, 2022, increased by approximately $0.1 million to approximately $1.5 million, compared to $1.4 million for the nine months ended September 30, 2021. The increase was mainly attributable to legal, recruiting, and potential restructuring fees offset by lower consulting and outsourced accounting administration fees.
Other General and Administrative Expenses
For the nine months ended September 30, 2022, other general and administrative expenses increased by approximately $0.2 million to approximately $1.2 million, compared to $1.0 million for the nine months ended September 30, 2021. Other general and administrative expenses is comprised of director and officer insurance, information technology, public relations fees and various other expenses.
Loss on Sale of Real Estate
On March 21, 2022, we sold our PharmaCann Massachusetts property for approximately $0.8 million. We recognized a loss on sale of the property of $60,113 during the nine months ended September 30, 2022.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income attributable to common stockholders and participating securities	$6,510	$2,697	$15,285	$6,893
Net Income Attributable to Noncontrolling Interests	113	82	262	236
Net Income attributable to common stockholders - diluted	6,623	2,779	15,547	7,129

Adjustments:
Real estate depreciation and amortization	3,630	2,464	9,113	5,601
Loss on sale of real estate	—	—	60	—
FFO attributable to common stockholders - diluted (1)	10,253	5,243	24,720	12,730
Severance	25	—	1,752	—
Stock- based compensation	280	816	1,201	1,820
Non-cash interest expense	59	—	92	—
Amortization of straight-line rent expense	6	—	12	—
AFFO attributable to common stockholders - diluted (1)	$10,623	$6,059	$27,777	$14,550

(1) In the third quarter FFO diluted and AFFO diluted are calculated and presented on a fully diluted basis and comparative prior period balances for FFO and AFFO were calculated to conform to the third quarters presentation.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements. We expect to use significant cash to acquire additional properties, develop and redevelop existing properties, pay dividends to our stockholders, fund our operations, and meet other general business needs.
Sources and Uses of Cash
We derive substantially all of our revenues from the leasing of our properties. This source of revenue represents our primary source of liquidity to fund our dividends, general and administrative expenses and other expenses related to managing our existing portfolio. As of September 30, 2022, all our tenants are paying their rent on a timely basis. We raise new capital for property development and redevelopment activities and investing in additional properties. We expect to fund our investment activity generally through equity or debt issuances either in the public or private markets. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction. We issued 88,200 OP Units in June 2021 in connection with the purchase of a property.
Prior to the completion of our IPO in January and February 2021, we issued 1,871,932 shares of our common stock, resulting in net proceeds to us of approximately $39.6 million. In connection with the Merger on March 17, 2021, we acquired $64.4 million of cash. On August 13, 2021, we issued 3,905,950 shares of our common stock, in connection with our IPO, resulting in net proceeds to us of approximately $93.5 million. As of September 30, 2022, we had approximately $45.0 million in cash.
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

Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Net Cash Provided by Operating Activities	$23,524	$15,774
Net Cash (Used in) Provided by Investing Activities	$(83,176)	$9,112
Net Cash (Used in) Provided by Financing Activities	$(22,422)	$123,308
Cash and Cash Equivalents - End of Period	$45,023	$167,811
Cash Provided by Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 were approximately $23.5 million and $15.8 million, respectively. Net cash flows provided by operating activities for the nine months ended September 30, 2022 primarily related to contractual rent, partially offset by our general and administrative expenses. Net cash flows provided by operating activities for the nine months ended September 30, 2021 primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses.
Net cash used in investing activities for the nine months ended September 30, 2022 and net cash provided by investing activities for the nine months ended September 30, 2021 were approximately $83.2 million and $9.1 million, respectively. Cash used in investing activities for the nine months ended September 30, 2022 related to approximately $35.4 million used to purchase cultivation facilities in Missouri, Nevada and Pennsylvania, approximately $43.5 million of reimbursements of tenant improvements and $5.0 million to fund a loan receivable are our cultivation facility in Missouri, partially offset by approximately $0.8 million of proceeds received in connection with the sale of our Franklin, Massachusetts property. Net cash flows provided by investing activities for the nine months ended September 30, 2021 were related to approximately $64.4 million of cash acquired in connection with the Merger on March 17, 2021, partially offset by approximately $2.1 million of Merger related transaction costs, approximately $8.4 million advanced for tenant improvements and approximately $44.7 million related to the acquisition of real estate.
Net cash used in financing activities for the nine months ended September 30, 2022 and net cash provided by financing activities for the nine months ended September 30, 2021 were approximately $22.4 million and $123.3 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2022, were related to approximately $21.6 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders and $1.8 million to pay down our loan payable, offset by $1.0 million drawn on our Revolving Credit Facility. Net cash provided by financing activities for the nine months ended September 30, 2021, were related to approximately $133.1 million in net proceeds from our issuance of common stock, partially offset by approximately $9.6 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders, approximately $4.2 thousand in dividend payments on our Series A Preferred Stock and approximately $0.1 million related to the redemption of Series A Preferred Stock.
Dividends
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding capital gains. We must pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our taxable income. We evaluate each quarter to determine our ability to pay dividends to our stockholders based on our net taxable income if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution. During the nine months ended September 30, 2022, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $22.9 million ($1.05 per share). During the nine months ended September 30, 2021, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $11.4 million ($0.71 per share), and cash dividends on our Series A Preferred Stock totaling approximately $4,167. Our Series A Preferred Stock was redeemed in full on April 6, 2021.
Recent Developments
Stock Repurchase Program
On November 7, 2022, our Board of Directors authorized a stock repurchase program of its common stock up to $10 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate us to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice. We have not, as of the date hereof, repurchased any shares of common stock under the the stock repurchase program.
Acquisitions
On November 3, 2022, the Company purchased a $1.6 million dispensary in Ohio. We entered into a long-term, triple-net lease with an existing tenant, PharmaCann Inc., who is guaranteeing the lease.

Contractual Obligations and Commitments
Unfunded Commitments
As of September 30, 2022, the Company had aggregate unfunded commitments to invest $4.8 million to develop and improve our existing cultivation facilities in Arizona, Missouri, and Pennsylvania. This does not include the $2.7 million for a Massachusetts cultivation facility of which the Company was released of it's obligation to fund subsequent to September 30, 2022. This also does not include the option to acquire an adjacent parcel of land and fund the construction of a cultivation facility of an existing tenant (subject to normal and customary closing conditions and regulatory approvals) for a cost of up to $16.5 million; however, there is no obligation of the Company at this time as there is no guarantee the transaction will close.
As of September 30, 2022, the Company is the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year four.
Revolving Credit Facility
As of September 30, 2022, the Company had $1.0 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.
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
Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months do not need to be accounted for under the ROU model. As of September 30, 2022, the Company is the lessee under one office lease accounted for through a ROU model, in which the asset is recorded on the consolidated balance sheet in "Other Assets" and the lease liability is recorded in "Other Liabilities". The Company is also the lessee under one furniture lease that is for less than 12 months.
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
As lessor, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale-leaseback transactions under the accounting guidance. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale-leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale-leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant’s option.
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
Interest Rate Risk
As of September 30, 2022, we had $1.0 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% for the first three years and a floating rate thereafter. Therefore, if interest rates decrease, our required payments may exceed those based on current market rates.

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
As of September 30, 2022, we have loans receivable and a mortgage loan payable both subject to fixed interest rates, therefore we are not exposed to interest rate changes. As of September 30, 2022, the Revolving Credit Facility has a fixed interest rate of 5.65% for the first three years and a floating rate thereafter. It is possible that a property we acquire in the future would be subject to a mortgage, which we may assume.
ITEM 4. CONTROLS AND PROCEDURES.
Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2022 (the end of the period covered by this Quarterly Report).
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
ITEM 1A. RISK FACTORS
Other than the risk factor relating to the potential impact of inflation on the Company's results of operations disclosed in Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended June 30, 2022, there have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, dated March 18, 2022, filed with the SEC. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K, together with our Quarterly Report on Form 10-Q, dated August 10, 2022, and all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks set forth below and as described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On November 7, 2022, our Board of Directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization has an expiration date of December 31, 2023. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases or through privately negotiated transactions. Open market repurchases may be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. The authorization does not obligate us to acquire any particular amount of common stock. We have not, as of the date hereof, repurchased any shares of common stock under the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
On November 7, 2022, our Board of Directors approved our Amended and Restated Bylaws (our “Amended and Restated Bylaws”), which became effective that same day. Among other things, our Amended and Restated Bylaws

(a) Enhance disclosure and procedural requirements in connection with stockholder nominations of directors, including by (i) requiring any stockholder submitting a director nomination notice to represent as to whether such stockholder intends to solicit proxies in support of director nominees other than our nominees in accordance with Rule 14a-19 under the Exchange Act, (ii) requiring such nominating stockholder to provide reasonable evidence, at our request, that certain requirements of Rule 14a-19 have been satisfied, (iii) permitting us to disregard proxies or votes solicited for such stockholder's nominees if such stockholder fails to comply with the requirements of Rule 14a-19 and (iv) incorporating other technical changes in light of the universal proxy rules adopted by the SEC; and

(b) Clarify that a stockholder is permitted to cast a vote by proxy filed in accordance with the procedures established by us, if that proxy is (i) executed by such stockholder or its agent in a manner permitted by applicable law, (ii) compliant with Maryland law and our bylaws and (iii) filed in accordance with the procedures established by us.

The preceding summary of our Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to, and should be read in connection with, the complete copy of our Amended and Restated Bylaws attached hereto as Exhibit 3.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
3.2	Articles Supplementary of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2022).
3.3*	Amended and Restated Bylaws of NewLake Capital Partners, Inc.
31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-OxleyAct of 2002.
31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________________
†Management contracts or compensatory plans required to be filed as Exhibits to this Form 10-Q.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLAKE CAPITAL PARTNERS, INC.

Dated: November 9, 2022	By:	/s/ Anthony Conilgio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2022	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)