Form 10-K
period 2022-12-31
NewLake Capital Partners, Inc.
filed 2023-03-09
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission file number 000-56327
NewLake Capital Partners, Inc.
(Exact name of registrant as specified in its charter)

Maryland	83-4400045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Locust Ave, First Floor, New Canaan CT 06840	203-594-1402
(Address of principal executive offices)	(Registrants Telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☒        Smaller reporting company ☒             Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             Yes ☐          No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             Yes ☐        No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐          No ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $310,566,659 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant's common stock outstanding on March 8, 2023 was 21,408,914.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

NewLake Capital Partners, Inc.
FORM 10-K
DECEMBER 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations, adjusted funds from operations, anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “continue,” “could,” “expect,” “may,” “will,” “should,” “would,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimates,” “forecast,” “project,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
•reduced liquidity of our common stock resulting from limited availability of clearing firms that will settle our securities and settle our securities in secondary offerings;
•general economic conditions;
•adverse economic or real estate developments, either nationally or in the markets in which our properties are located;
•other factors affecting the real estate industry generally;
•increase in interest rates and operating costs;
•the impact of inflation;
•financial market fluctuations;
•the competitive environment in which we operate;
•the estimated growth in and evolving market dynamics of the regulated cannabis market;
•adverse economic effects on the cannabis market;
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
•our lack of an extensive operating history;
•the concentration of our tenants in certain geographical areas;
•our failure to generate sufficient cash flows to service any outstanding indebtedness;
•defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;
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
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and
•the impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally.
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

PART I
ITEM 1. BUSINESS
General
NewLake Capital Partners, Inc., (“the “Company” “we,” “our,” “us,”), a Maryland corporation, was formed on April 9, 2019 under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed real estate investment trust (“REIT”) focused on providing real estate capital to state-licensed cannabis operators through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. On March 17, 2021, GARE completed a merger (the “Merger”) with another company (the “Target”) that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry, and subsequently changed our name to NewLake Capital Partners, Inc. We have elected to be taxed as a REIT beginning with our short taxable year ended December 31, 2019 and intend to continue to operate our business so as to continue to qualify as a REIT.
Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Our tenants operate in the fast-growing cannabis industry. We supply necessary real estate capital primarily to companies that cultivate, produce and/or dispense cannabis. We believe we fill a need in an underserved market that has been created by, among other factors, the misalignment of federal and state legislation regarding cannabis. Moreover, we believe the banking industry’s general reluctance to finance owners of cannabis-related facilities, coupled with the owners’ need for capital to fund the growth of their operations, should result in significant opportunities for us to acquire cultivation properties and dispensaries that provide stable and increasing rental revenue along with the potential for long-term appreciation in value.
As of December 31, 2022, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities. Our leases, including a secured loan, include a parent or other affiliate guarantee.
Our Investment Strategy
The regulated state-legal cannabis industry is rapidly expanding, and we believe presents a compelling opportunity to invest in revenue-centric cultivation and dispensary real estate that is mission-critical to the industry. According to BDSA, legal cannabis sales in the U.S. are expected to grow from $26.1 billion of sales in 2022 to $44.5 billion in 2027. This growth suggests that there is significant need for real estate capital as cannabis licensees pursue an aggressive national expansion strategy and the continued prohibition of cannabis under federal law limits the capital available to operators in the industry, creating a market opportunity for real estate companies like us. Furthermore, we expect that acquisition opportunities will continue to grow as additional states legalize medical-use and adult-use cannabis and license new retail dispensaries and cultivation operations.
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
We intend to provide long-term, single-tenant, triple-net sale-leaseback and build-to-suit transactions for the cannabis industry, which includes the acquisition of properties and to provide capital to our tenants for development and expansion of the property.
Our target markets are states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. We believe that states with licensing limitations and more rigorous licensing requirements present more attractive investment opportunities because the operators are likely to be better capitalized and the properties more valuable for remarketing, should the need arise. Additionally, in states that have a more relaxed regulatory environment, strict municipal laws or regulations may present similar locally attractive opportunities.
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
Competition
The current market for properties that meet our investment objectives is limited. In addition, we believe finding properties that are appropriate for the specific use of allowing medical-use and adult-use cannabis operators may be limited as more competitors enter the market, and as regulated cannabis operators obtain greater access to alternative financing sources, including but not limited to equity and debt financing sources. For example, according to analysis by Viridian Capital Advisors, North American cannabis companies either closed or announced more than approximately $4.0 billion in capital in 2022.
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
Our underwriting criteria primarily focuses on the following; (i) the tenant’s reputation (as perceived by us) and track record of paying debts; (ii) the tenant and the guarantor’s financial stability and capacity to meet all their respective obligations, including rent, insurance and taxes; and (iii) the tenant’s ability to withstand varying market conditions, ability to adjust to an evolving market landscape.
We are active in the management of our portfolio to minimize risk. We are hands-on, working with our tenants, and industry participants more broadly, to understand the operating environment and continually reassess the risk profile of our investments and our broader strategy. From time to time, we will work with our tenants to identify opportunities to reposition assets to optimizes long term value for our shareholders.
Our Financing Strategy
We intend to meet our long-term liquidity needs through cash flow from operations, the issuance of equity and debt securities, including common stock, preferred stock and long-term notes, and asset level financing from financial institutions. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price or cost of debt capital, respectively, is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our investment guidelines provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.
United States Federal and State Regulatory Overview
The United States federal government regulates drugs through the Controlled Substances Act (“CSA”), which places controlled substances, including cannabis, into classification schedules. Cannabis is defined as a Schedule I substance. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances, or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The Food and Drug Administration (“FDA”) has not approved cannabis as a safe and effective drug for any condition.
Federal Legislation Applicable to the Medical-use and Adult-use Cannabis Industry
2013 Cole Memorandum
The U.S. administration under President Barack Obama attempted to address the inconsistencies between federal and state regulation of cannabis in a memorandum which then-Deputy Attorney General James Cole sent to all United States Attorneys in August 2013 (the “Cole Memorandum”) outlining specific priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis.
FinCEN Memorandum

The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution under federal money laundering laws. These cannabis-related SARs are divided into three categories – cannabis limited, cannabis priority, and cannabis terminated – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively.
2014 Cole Memorandum
On the same day that the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 Cole Memorandum”) directing prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. As discussed below, the 2014 Cole Memorandum was rescinded as of January 4, 2018, along with the Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.
It should be noted, however, that the revocation of the Cole Memorandum and the 2014 Cole Memorandum has not affected the status of the FinCEN Memorandum, nor has the U.S. Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memorandum and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum is a standalone document that explicitly lists the eight enforcement priorities originally cited in the Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the U.S. Department of the Treasury and FinCEN intend to continue abiding by its guidance.

Sessions Memorandum

On January 4, 2018, then-U.S. Attorney General Jeff Sessions formally issued a new memorandum (the “Sessions Memorandum”), which officially rescinded the Cole Memorandum. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime.” Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities. However, neither Sessions, nor his successor, Bill Barr, nor current U.S. Attorney General, Merrick Garland, undertook or have undertaken any significant actions that demonstrated or suggested an enforcement policy different than as outlined in the Cole Memorandum.

Blumenauer-Farr Amendment

Although the 2014 Cole Memorandum has been rescinded and the Session Memorandum remains in place, one legislative safeguard for the medical cannabis industry remains. Congress adopted a so-called “rider” provision to the fiscal years 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and the most recent Consolidated Appropriations Act (H.R. 2617) (formerly referred to as the “Rohrabacher-Farr Amendment” and now known as the “Blumenauer Amendment”). This rider prevents the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The current fiscal year prohibition, which must be renewed annually, is effective through December, 2023.
The federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or adult-use cannabis, even if state law sanctioned such sale and disbursement. The Company believes, from a purely legal perspective, that the criminal risk today remains identical to the risk at the time of the initial Blumenauer Amendment passage. It remains unclear whether the risk of enforcement has been altered. Additionally, under federal law, it may potentially violate federal money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Likewise, Canadian banks are hesitant to deal with cannabis companies due to the industry’s uncertain legal and regulatory framework. Banks and other financial institutions, particularly those that are federally chartered, could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses.

On April 9, 2021, the Secure and Fair Enforcement Banking Act, H.R. 1996 (the “SAFE Banking Act”) passed the House of Representatives. If passed by the Senate, the bill would ensure that financial institutions could take on cannabis business clients without facing federal penalties. Despite the expanding market for legal cannabis, traditional sources of financing, including bank lending or private equity capital, are lacking, which can be attributed to the fact that cannabis remains a Schedule I substance under the CSA. These traditional sources of financing are expected to remain scarce unless and until the federal government legalizes cannabis cultivation and sales. The Senate has yet to act on the bill in Congress.

On April 1, 2022, the House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement Act, H.R. 3617 (the “MORE Act”), which would decriminalize cannabis at the federal level and clear the way to erase nonviolent federal marijuana convictions. The MORE Act also would create a pathway for greater ownership opportunities in the cannabis industry, allow veterans to obtain medical cannabis recommendations from Veteran Affairs doctors, and establish funding sources to reinvest in communities disproportionately affected by the “war on drugs.” The Senate has yet to act on the MORE Act this Congress.

Biden Administration

On January 20, 2021 Joseph Biden assumed the office of President. Although the Biden Administration was expected to support cannabis reform, there has been some movement toward a change in U.S. federal government enforcement policy. President Biden’s presidential campaign position on cannabis fell short of full legalization. According to the Biden campaign website: “A Biden Administration will support the legalization of cannabis for medical purposes and reschedule cannabis as a CSA schedule II drug so researchers can study its positive and negative impacts.” This approach will include allowing the United States Department of Veteran Affairs (the “V.A.”) to research the use of medical cannabis to treat veteran-specific health needs. President Biden also pledged to “decriminalize” cannabis, which may be reasonably interpreted to mean that the current U.S. Attorney General Merrick Garland will order U.S. Attorneys not to enforce federal cannabis prohibition against state law compliant entities and others legally transacting business with them. Indeed, the Biden-Sanders Unity Platform, which was released at the time Biden won the Democratic Party nomination for President, affirmed that his administration would seek to “decriminalize marijuana use and legalize marijuana for medical purposes at the federal level;” “allow states to make their own decisions about legalizing recreational use;” and “automatically expunge all past marijuana convictions for use and possession.” To date, however, the Biden Administration has not publicly supported the MORE Act or the SAFE Act.

While President Biden’s promise to decriminalize cannabis would likely mean that the federal government would not criminally enforce the Schedule I status against state legal entities, the implications are not entirely clear. Although the Attorney General Garland could order federal prosecutors not to interfere with cannabis businesses operating in compliance with states’ laws, the President alone cannot legalize medical or recreational cannabis. As states have demonstrated, legalizing medical cannabis can take many different forms.

On October 6, 2022, President Biden announced three steps concerning his administration’s approach on marijuana in general. First, Biden pardoned thousands of individuals having convictions of simple possession of marijuana under federal law. Second, Biden urged all Governors in the U.S. to do the same with regard to state offenses. Third, Biden instructed the U.S. Secretary of Health, Xavier Becerra, a member of the President’s cabinet, to initiate the administrative process to review expeditiously how marijuana is scheduled under federal law. As stated herein, federal law currently classifies marijuana in Schedule I of the Controlled Substances Act, the classification meant for the most dangerous substances. While rescheduling cannabis to CSA schedule II would ease certain research restrictions, it would not make the state medical or adult-use programs federally legal. President Biden also noted that even as federal and state regulation of marijuana changes, important limitations on trafficking, marketing, and under-age sales should stay in place. Furthermore, while industry observers are hopeful that changes in Congress and a Biden administration will increase the chances of banking reform, such as the SAFE Banking Act, we cannot provide assurances that Congress would approve a bill legalizing cannabis.

As of the date of this Memorandum, 37 U.S. states, the District of Columbia, the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of full-strength cannabis for medical purposes. In 19 U.S. states, the sale and possession of cannabis are legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale. Twenty-seven states, the District of Columbia and the U.S. Virgin Islands have decriminalized small amounts of marijuana. All considered, approximately 95% of Americans now live in states where some form of medical cannabis is legal or decriminalized.
Despite the legal, regulatory, and political obstacles the cannabis industry currently faces, it has continued to grow. It is anticipated that the federal government will eventually repeal the federal prohibition on cannabis and thereby leave the states to decide whether to permit regulated cannabis cultivation, production, and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco.

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
Despite these laws, the FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memo. Under these guidelines, financial institutions must submit a SAR in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. FinCEN provides a lengthy (but not exhaustive) list of marijuana-related “red flags” in the FinCEN Memorandum that banks are obligated to be aware of and monitor for. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.
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
REIT Qualifications
We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2019. We will generally not be subject to corporate U.S. federal income tax to the extent that we make qualifying distributions to stockholders, and provided that we satisfy, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.
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
Human Capital Resources
At December 31, 2022, we had eight employees. Our employees are our most valuable asset and critical to our long-term success. We believe we have created an inclusive and engaging work environment, where each person is an integrated member of the team. We meet regularly as a full team, and each member is encouraged to actively participate in a wide range of topics relating to our company’s business activities.
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

While we are a young company, having commenced operations in 2019 and completed our initial public offering in August 2021, we have a seasoned team of people with meaningful experience across real estate, cannabis and financial services. We believe that attracting, developing and retaining our team is a high priority. To that end, we believe we offer a highly competitive compensation (including salary, bonuses and equity) and benefits package for each member of our team, which include the following:
•Comprehensive health insurance, including medical, dental and vision, to each employee at no cost to the employee;
•At least three weeks of paid time off each year for each employee, which are in addition to Company holidays;
•401(k) plan with a portion matched by the Company;
•Life and Disability insurance; and
•Company sponsorship of continuing education courses related to our Company’s business.
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
ITEM IA. RISK FACTORS
Summary of Risk Factors
Risks Related to Clearing Firms Settling Transactions of Companies Engaged in the Cannabis Industry
•Risks related to engaging in certain capital raising activities and secondary trading in our common stock
Risks Related to Our Business

•Risks related to our limited number of tenants
•Risks related to the limited operating history of our tenants
•Risks related to real estate assets and the real estate industry
•Risks related to the guarantors of our tenant leases being unable to satisfy their obligations
•Risks related to our ability to consummate future acquisitions
•Risks related to the limited number of cannabis-related facilities
•Risks related to the concentration of our properties in states allowing cannabis operations
•Risks related to the demand for properties suitable for cannabis operations
•Risks related to our acquisitions of dispensaries and entrance into leases with licensed operators for these properties
•Risks related to the sale or re-leasing of properties suitable for cannabis operations
•Risks related to impairment charges
•Risks related to our tenants’ ability to maintain their licenses for cannabis operations
•Risks related to the acquisition of properties “as-is”
•Risks related to competition for the acquisition of properties
•Risks related to potential liability for environmental matters and climate change
•Risks related to the development and redevelopment of properties we acquire
•Risks related to our tenants’ susceptibility to bankruptcy
•Risks related to Section 280E of the Internal Revenue Code (the “Code”) and its effects on our tenants
•Risks related to liability of uninsured losses
•Risks related to our properties’ access to adequate water and power supplies
•Risks related to obtaining various insurance policies
•Risks related to purchase of properties subject to ground leases
•Risks related to our status as an emerging growth company and smaller reporting company
•Risks related to the Sarbanes-Oxley Act
•Risks related to COVID-19 or other potential pandemics

Risks Related to Regulation
•Risks related to enforcement of federal laws regarding cannabis
•Risks related to engaging in operations for the adult-use of cannabis
•Risks related to the potential for new federal, state or local laws
•Risks related to FDA regulation of cannabis
•Risks related to the service of banks and other financial institutions
•Risks related to owners of properties located in close proximity to our properties
•Risks related to changing laws and regulations affecting the regulated cannabis industry
•Risks related to the potential forfeit of assets leased to cannabis businesses
•Risks related to accessing bankruptcy courts
•Risks related to our properties being subject to extensive regulations
Risks Related to Financing Our Business
•Risks related to external sources of capital
•Risks related to significant debt
•Risks related to inflation
•Risks related to interest rate fluctuations
•Risks related to our Revolving Credit Facility
Risks Related to Our Organization and Structure
•Risks related to our senior management
•Risks related to key personnel
•Risks related to certain stockholders’ rights to nominate members of our board
•Risks related to changes to our investment strategies by our board
•Risks related to certain provisions of Maryland law
•Risks related to our authorized but unissued shares of common and preferred stock
•Risks related to severance agreements
•Risks related to our company structure and structurally subordinated rights of payment
•Risks related to our operating partnership issuing additional OP Units
•Risks related to conflicts of interest between stockholders and holders of OP Units
•Risks related to limitations on rights to take action against our directors and officers
•Risks related to the difficulty of removing directors
•Risks related to ownership limits which may restrict change in control
•Risks related to operating our business to avoid registration as an investment company
Risks Related to Our Securities
•Risks related to the volatility of the market price of our common stock
•Risks related to common stock and preferred stock eligible for future sale on share price
•Risks related to our ability to make distributions and their reflection of our performance
•Risks related to the effect of distributions on the price of our common stock
•Risks related to securities analysts, effect on the price of our common stock
Risks Related to Our Taxation as a REIT
•Risks related to failure to maintain our qualification as a REIT
•Risks related to REIT distribution requirements
•Risks related to Section 280E of the Code and the possible effect on our REIT status
•Risks related to complying with REIT requirements
•Risks related to the tax on prohibited transactions
•Risks related to the ability of our board to revoke our REIT election
•Risks related to dividends payable by REITs and their tax implications
•Risks related to re-characterization of sale-leaseback transactions
•Risks related to non-U.S. stockholders
•Risks related to legislative, regulatory or administrative changes

General Risk Factors
•Risks related to cyberattacks
•Risks related to events not discussed herein
The following risk factors may adversely affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock, as further described in each risk factor below. In addition to the information set forth herein, one should carefully review and consider the information contained in our other reports and filings that we make with the SEC from time to time. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us or are out of our control, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. Additional information regarding forward-looking statements is included herein.
Risks Related to Clearing Firms Settling Transactions of Companies Engaged in the Cannabis Industry
Many clearing firms in the United States are prohibited or very limited in their ability to settle securities of companies engaged in the cannabis industry, which could adversely impact our ability to raise funds in the capital markets.
In the United States, many clearing firms for broker-dealers are prohibited by their internal policies or otherwise have refused to settle sales of securities offerings of companies engaged in the cannabis industry. We lease cultivation properties and dispensaries to tenants who operate in the cannabis industry, and thus many clearing firms and other market participants consider us to be engaged in the cannabis industry. Therefore, the number of clearing firms that will settle our securities offerings, or secondary sales of our common stock, is extremely limited. This means that broker-dealers that we may engage to sell our securities, will have few alternatives for clearing firms that will settle such transactions. This limitation is more pronounced for companies, like ours, that have securities that trade on the OTCQX rather than on a national securities exchange. Therefore, our access to the capital markets may be constrained, including having to rely on best efforts securities offerings as opposed to more traditional underwritten securities offerings. Additionally, limitations on settling secondary sales of our securities may limit the marketability and daily trading volume of our securities. These conditions may adversely impact our ability to raise funds in the capital markets and fully execute our business plans as, the amount of proceeds we raise in best efforts securities offerings may be substantially less than the amount that we expect. Given the level of regulation and scrutiny of the cannabis industry by stock exchanges and other regulators, this condition may continue or become more pronounced in the future.
For additional risks related to the cannabis industry, see “Risks Related to Regulation,” below.
Risks Related to Our Business
We have a very limited number of tenants, and the inability of any single tenant to make its lease payments could materially and adversely affect our business (including our financial performance and condition).
We have a very limited number of tenants. As of December 31, 2022, we owned 32 total properties that were leased to a total of 13 tenants. Our 13 tenants each represent aggregate annualized rental revenues (represented by annualized monthly base rent of executed leases which were in effect as of December 31, 2022) for the year ended December 31, 2022 as follows: Curaleaf (23.0%); Cresco Labs (13.1%); Trulieve (11.2%); Revolutionary Clinics (10.6%); Columbia Care (8.3%); Hero Diversified (7.9%); Acreage (6.6%); Ayr Wellness (5.7%); Organic Remedies (5.0%); Mint (4.5%); Bloom Medicinals (2.5%); PharmaCann (1.2%); and Greenlight (0.4%). Lease payment defaults by any of our tenants or a significant decline in the value of any single property could materially and adversely affect our business (including our financial performance and condition). Our lack of tenant diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.
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
The tenant concentration risk (and related risk of tenant defaults) may be more pronounced in the cannabis industry due to the fact that many tenants have limited operating histories. Subsequent to year-end the Company had one tenant that did not pay rent in January, February or March. See Note 15 - “Subsequent Events” for details. See “Risk Factors—Risks Related to Our Business—Our tenants have limited operating histories and may be more susceptible to payment and other lease defaults, which could materially and adversely affect our business (including our financial performance and condition).” The result of any of the foregoing risks could materially and adversely affect our business (including our financial performance and condition).
Our tenants and borrower have limited operating histories and may be more susceptible to payment and other lease and loan defaults, which could materially and adversely affect our business (including our financial performance and condition).
As of December 31, 2022, our properties were 100% leased to 13 tenants with one loan to one of the Company’s existing tenants. Single tenants currently occupy our properties, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is sometimes little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to, regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result, it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our business (including our financial performance and condition).
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
Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of cannabis cultivation, production and retail facilities are generally subject to extensive state licensing requirements. Furthermore, we will not operate any of the facilities that we purchase. Subsequent to year-end the Company had one tenant that did not pay rent in January, February or March. See Note 15 - “Subsequent Events” for details.

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
Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “Risks Related to Our Business,” as well as the following:
•oversupply or reduction in demand in our markets;
•adverse changes in financial conditions of buyers, sellers and tenants of properties;
•vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-let space;
•increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;
•civil unrest, acts of war, terrorist attacks and natural disasters, including hurricanes, which may result in uninsured or under insured losses;
•decreases in the underlying value of our real estate;
•changes in submarket demographics; and
•changes in traffic patterns.
In 2022, economic conditions declined. In particular, the rise in interest rates and historically high inflation negatively impacted economic conditions. Additionally, some markets in which we own properties saw the wholesale pricing for cannabis decrease significantly, which has had an adverse impact on our tenants financial performance and condition. Our business plans for 2023 and beyond depend on the general economic conditions. Periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which could materially and adversely affect our business (including our financial performance and condition).
If the guarantors of our tenant leases and loan are unable to satisfy their obligations to us in connection with a default by the tenant or borrower, it could have a material adverse effect on our business (including our financial performance and condition).
Currently, all of our leases and our loan include a parent or other affiliate guarantee. Although we seek to obtain a parent or affiliated entity guaranty of the obligations of our tenants or borrower under their agreements, in some cases, the guarantor may have no material direct operations as a stand-alone entity. For example, in circumstances where the guarantor is a parent holding company, its assets are likely comprised primarily of the equity interests it directly or indirectly holds in its subsidiaries, with such subsidiaries directly holding dispensary, or cultivation and production operations and related operating assets. As a result, those parent holding company guarantors will be dependent on equity and debt financings, loans, and dividends, distributions and other payments from their subsidiaries to generate the funds necessary to meet any future financial obligations as guarantor of a lease of its subsidiary. Furthermore, a subsidiary is legally distinct from its parent company and other affiliated entities and may be prohibited or restricted from paying dividends or distributions, or otherwise making funds available to its parent company under certain conditions. If a parent holding company guarantor is unable to obtain funds from its subsidiaries, it may be unable to meet future obligations, if any, as a guarantor of leases or loan between its subsidiaries and us. If the guarantors of our tenants’ leases or borrowers’ loan are unable to satisfy their obligations to us as guarantors, it could materially and adversely affect our business (including our financial performance and condition).

Our growth will depend upon future acquisitions of cannabis-related facilities, and we may be unable to consummate acquisitions on advantageous terms or at all.
Our growth strategy is focused on the acquisition of cultivation properties and dispensaries that are leased to tenants that are well positioned to benefit from the growth of the cannabis industry and for whom such real estate is operationally strategic to their business. Our ability to acquire these real estate assets on favorable terms is subject to the following risks, among others:
•significantly increased competition from other potential acquirers or increased availability of alternative debt and equity financing sources for tenants may significantly increase the purchase price of a desired property and/or negatively impact the lease terms we are able to secure with our tenants;
•we may not successfully purchase and lease our properties to meet our expectations;
•we may be unable to obtain the necessary equity or debt financing to consummate an acquisition on satisfactory terms or at all;
•agreements for the acquisition of properties are typically subject to closing conditions, including satisfactory completion of due diligence investigations, and we may spend significant time and money and divert management attention on potential acquisitions that we do not consummate; and
•we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, against the former owners of the properties.
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
As of December 31, 2022, we owned 32 properties in 12 states, and we expect that the properties that we acquire in the future will be geographically concentrated in these states and other states that have established cannabis use programs. We focus on states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. Circumstances and developments related to operations in these markets that could materially negatively affect our business (including our financial performance and condition) include, but are not limited to, the following factors:
•the state cannabis market fails to develop and grow in ways that we or our tenants projected;
•the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the U.S., including with respect to cultivation and distribution of cannabis, licensing, banking and insurance;

•access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations;
•difficulties and costs of staffing and managing operations;
•unexpected changes in regulatory requirements and other laws;
•the impact of national, regional or state specific business cycles and economic instability; and
•potentially adverse tax consequences.
Our real estate investments are concentrated in cultivation properties suitable for the cultivation and production of cannabis and retail properties suitable for the dispensing of cannabis, and a decrease in demand for such facilities could materially and adversely affect our business (including our financial performance and condition). These properties may be difficult to sell or re-lease upon tenant defaults or lease terminations, either of which could materially and adversely affect our business (including our financial performance and condition).
Our portfolio of properties is concentrated in cultivation and dispensary properties used in the regulated cannabis industry. Further, we do not currently and do not expect in the future to invest in non-cannabis related real estate or businesses to hedge against the risk that cannabis industry trends might decrease the profitability of our facilities. Therefore, we are subject to risks inherent in investments in a single industry. A decrease in the demand for cannabis cultivation, processing and dispensary facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation, processing and dispensary facilities has been and could be adversely affected by changes in state or local laws or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others. Additionally, we have funded build-to-suit projects that are specific to our cultivation facilities which may affect the future demand from non-cannabis industry tenants seeking these properties for an alternative use. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation, processing and dispensary facilities, which could materially and adversely affect our business (including our financial performance and condition).
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
As of December 31, 2022, our properties were 100% leased and primarily located in limited-license jurisdictions. We rely on our tenants or borrower to renew or otherwise maintain the requisite state and local cannabis licenses and other authorizations on a continuous basis. If one or more of our tenants or borrower are unable to renew or otherwise maintain its licenses or other state and local authorizations necessary to continue its cannabis operations, such tenants or borrower may default on their lease payments to us.
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
We did not obtain a title insurance policy in connection with the acquisition of the cultivation property in Sterling, MA.
We did not obtain a title insurance policy in connection with the acquisition of the cultivation property in Sterling, MA. If there were a material title defect related to this property, we could lose some or all of our capital invested in and our anticipated profits from this property.
Competition for the acquisition of properties suitable for the cultivation, production or retail sale of cannabis and alternative financing sources for licensed operators may impede our ability to make acquisitions or increase the cost of these acquisitions, which could materially and adversely affect our growth prospects.
We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis facilities. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry, but have identified value in a real estate location that we may be interested in acquiring. In particular, we face competition from established companies in this industry, including Innovative Industrial Properties, Inc. (the largest publicly-traded cannabis-focused REIT) as well as local real estate investors, particularly for smaller retail assets. Recently, we have also seen competition from emerging debt funds and business development companies.

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
Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us. By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the States Reform Act, the Cannabis Administration & Opportunity Act (the “CAOA Act”) and the Secure and Fair Enforcement (SAFE) Banking Act (the “SAFE Banking Act”). If it became law, the MORE Act, which was passed by the U.S. House of Representatives in December 2020 and for the second time on April 1, 2022, would, among other things, remove cannabis as a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and make available U.S. Small Business Administration funding for regulated cannabis operators. In November 2021, the States Reform Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the U.S. Department of Agriculture, the FDA and certain other federal regulatory agencies, and establish a lower federal excise tax on cannabis products than other current proposals. If it became law, the CAOA Act, drafting of which was led by Senate Majority Leader Chuck Schumer in July 2022, would, among other things, remove cannabis from the CSA, eliminate Section 280E of the Code and replace it with a federal excise tax. The bill stipulates that the Attorney General would remove cannabis from the CSA within 180 days, which would lift restrictions on investment in the space, allowing US Cannabis Companies to list or uplist on major US exchanges and strategic investment from consumer packaged goods companies. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In February 2022, the SAFE Banking Act was reintroduced for the sixth time in the U.S. House of Representatives and passed, as an amendment attached to the America COMPETES Act. If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.
We have acquired and may continue to acquire dispensaries and enter into leases with licensed operators for those properties, which present additional risks and challenges in comparison to properties for the cultivation and production cannabis.
We have acquired and may continue to acquire cannabis dispensaries and enter into leases with licensed operators for those locations. As of December 31, 2022, 17 of our 32 owned properties were cannabis dispensaries. Cannabis dispensaries entail some risks that are different from risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:
•the impact of the continued evolution of the retail distribution model for cannabis and customer preferences, including the impact of e-commerce and home delivery on demand for cannabis retail space;
•the handling of significant cash transactions and cannabis inventory at the property, which may increase security risks associated with dispensary operations;

•local real estate conditions (such as an oversupply of, or a reduction in demand for, cannabis retail space);
•our and our tenants’ ability to procure and maintain appropriate levels of property and casualty insurance; and
•risks associated with data breaches through cyberattacks, cyber intrusions or otherwise that expose customer personal information at dispensaries, which may result in liability and reputational damage to our tenants and our company.
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
As an owner of real estate, we are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could subject us to:
•responsibility and liability for the cost of removal or remediation of hazardous substances released on our properties, generally without regard to our knowledge of or responsibility for the presence of the contaminants;
•liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; or
•potential liability for claims by third parties for damages resulting from environmental contaminants.
We will generally include provisions in our leases making tenants responsible for all environmental liabilities and for compliance with environmental regulations, and we will seek to require tenants to reimburse us for damages or costs for which we have been found liable. However, these provisions will not eliminate our statutory liability or preclude third party claims against us. Even if we were to have a legal claim against a tenant to enable us to recover any amounts we are required to pay, there are no assurances that we would be able to collect any money from the tenant. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral. Additionally, we could become subject to new, stricter environmental regulations, which could diminish the utility of our properties and have a material adverse impact on our results of operations and our ability to make distributions to our stockholders.
Although it is our policy to require an acceptable Phase I environmental site assessment for all real property in which we invest prior to our investment, such surveys are limited in scope. As a result, there can be no assurance that a Phase I environmental site assessment will uncover any or all hazardous or toxic substances on a property prior to our investment in that property. We cannot assure you:
•that there are no existing liabilities related to our properties of which we are not aware;
•that future laws, ordinances or regulations will not impose material environmental liability; or
•that the current environmental condition of any of our properties or dispensaries will not be affected by the condition of properties in the vicinity of the properties or dispensaries (such as the presence of leaking underground storage tanks) or by a tenant or third parties unrelated to us.
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
In many instances, we fund build-to-suit projects for our cultivation centers and dispensaries. Development and redevelopment activities that we fund entail risks that could adversely impact our business (including our financial performance and condition), including:
•construction costs, which may exceed our or our tenant’s original estimates due to increases in materials, labor or other costs, which could make the project less profitable for our tenant, require us or our tenant to commit additional funds to complete the project and adversely impact our tenant’s business and prospects as a result;
•permitting or construction delays, which may result in increased project costs, as well as deferred revenue and delayed commencement of operations by our tenant;
•unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
•claims for warranty, product liability and construction defects after a property has been built;
•health and safety incidents and site accidents;
•poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;
•unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
•labor stoppages, slowdowns or interruptions;
•liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and
•weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.
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
The Marijuana Opportunity Reinvestment and Expungement (MORE) Act of 2022 (H.R. 3617) passed the U.S. House of Representatives by a 220-204 vote April 1, 2022. The MORE Act would impose an excise tax on the sale or other disposition of cannabis products. Initially, the excise tax rate would be set at the rate of five percent of the product’s sale price for the first two years after the law went into effect. After that, the excise tax rate would increase by one percentage point annually until it increased to eight percent in the fifth year after the law went into effect. The MORE Act would also remove marijuana from the CSA so that state-legal cannabis businesses would no longer be subject to Section 280E of the Code. The prior Senate session did not consider this legislation and it is unclear whether the MORE Act will be reintroduced. If reintroduced and enacted into law, it is unclear whether this legislation would negatively impact our tenants resulting in lease payment defaults.
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
We are an “emerging growth company” under the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We will remain an emerging growth company until the earliest to occur of:
•the last day of the fiscal year during which our total annual revenue equals or exceeds $1.2 billion (subject to adjustment for inflation);
•the last day of the fiscal year following the fifth anniversary of our initial public offering;

•the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or
•the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.
For as long as we remain an emerging growth company, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:
•provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404;
•comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;
•comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•comply with any new audit rules adopted by the PCAOB unless the SEC determines otherwise;
•provide certain disclosure regarding executive compensation required of larger public companies; or
•hold stockholder advisory votes on executive compensation.
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
Management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of December 31 in a future year. Substantial work on our part will be required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Sections 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock and significant harm to our reputation.
The COVID-19 pandemic, or the future outbreak of any other pandemic, may continue to materially and adversely impact our tenants and their operations, and in turn our business (including our financial performance and condition).
The COVID-19 pandemic has negatively affected our tenants. While conditions have improved since the initial outbreak of COVID-19 in 2020, the COVID-19 pandemic continues to cause disruptions in the economy, supply chains and work forces, while contributing an overall level of ongoing uncertainty for the U.S. and global economies. These conditions may continue, and any future pandemic could have similar adverse effects on the economy and markets as well as our tenants’ businesses, financial condition, liquidity and results of operations due to, among other factors:
•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant actions;
•the temporary inability of consumers and patients to purchase our tenants’ cannabis products due to a number of factors, including but limited to illness, dispensary closures or limitations on operations (including but not limited to shortened operating hours, social distancing requirements and mandated “curbside only” pickup), quarantine, financial hardship, and “stay at home” orders, could severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•difficulty accessing financing on attractive terms, or at all, may affect our access to capital necessary to fund business operations and our tenants’ ability to fund their business operations and meet their obligations to us;
•workforce disruptions for our tenants, could result in a material reduction in our tenants’ cannabis cultivation, manufacturing, distribution and/or sales capacity;
•because of the federal regulatory uncertainty relating to the regulated cannabis industry, our tenants may not be eligible for financial relief available to other businesses, including federal assistance programs;
•restrictions on public events for the regulated cannabis industry limit the opportunity for our tenants to market and sell their products and promote their brands;
•delays in construction at our properties may adversely impact our tenants’ ability to commence operations and generate revenues from projects;
•a general decline in business activity in the regulated cannabis industry would adversely affect our ability to grow our portfolio of regulated cannabis properties; and

•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would negatively impact our business continuity.
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
In January 2018, the then-acting U.S. Attorney General Jeff Sessions issued a memorandum (the “Sessions Memo”) rescinding certain prior memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration. The Cole Memo had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In rescinding the Cole Memo, DOJ instructed its prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutions when deciding whether to pursue prosecutions related to cannabis activities. As a result, under the Sessions Memo—which technically remains in effect—federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws against the regulated cannabis industry generally, including our tenants and us. However, on October 6, 2022, President Biden granted a full, complete, and unconditional pardon to all current US citizens and lawful permanent residents who committed the offense of simple possession of marijuana in violation of the CSA.
President Biden’s Attorney General, Merrick Garland, has not yet provided a clear policy directive for the U.S. as it pertains to state-legal cannabis-related activities. It is not yet known whether the DOJ under President Biden and Attorney General Garland will re-adopt the Cole Memo (or another similar policy) or whether it will announce a substantive cannabis enforcement policy which may result in DOJ increasing its enforcement actions against the regulated cannabis industry, including our tenants and us. However, on October 6, 2022, President Biden granted a full, complete, and unconditional pardon to all current US citizens and lawful permanent residents who committed the offense of simple possession of marijuana in violation of the CSA. He also directed the Secretary of Health and Human Resources and the Attorney General to conduct an expeditious review of how marijuana is scheduled under federal law, noting that as a Schedule I drug, it has the same classification as heroin and LSD, and even higher than the classification of fentanyl and methamphetamine.
Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. Commonly referred to as the “Rohrabacher-Blumenauer Amendment,” this so-called “rider” provision has been appended to the Consolidated Appropriations Acts for fiscal years 2015 through present. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December

29, 2022, President Biden signed the omnibus spending bill which included the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2023. However, there is no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.
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
Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by FinCEN clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. However, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the U.S. do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It remains unclear what impact the rescission of the Cole Memo will have or what position the Biden administration may take, but it remains possible that federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.
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
As of December 31, 2022, we have a $2.0 million loan payable and $1.0 million of principal drawn on our Revolving Credit Facility. Although we currently have no other outstanding indebtedness, subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to other transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our board of directors may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•we may be unable to borrow additional funds as needed or on favorable terms, or at all;

•to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
•our default under any loan with cross default provisions could result in a default on other indebtedness;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification or other purposes; and
•we may be unable to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all. There can be no assurance that a leveraging strategy will be successful.
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
Covenants in our Revolving Credit Facility could adversely affect our financial condition.

Our Revolving Credit Facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. Any of the default events under our Revolving Credit Facility could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.
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
Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and Maryland General Corporation Law (the “MGCL”), our stockholders generally have a right to vote only on the following matters:
•the election or removal of directors;
•the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
•change our name;
•change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
•increase or decrease the aggregate number of shares of stock that we have the authority to issue;
•increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
•effect certain reverse stock splits;
•our liquidation and dissolution; and
•our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.
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
Thereafter, any such business combination must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected, or held by an affiliate or associate of the interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares.
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
We have entered into indemnification agreements with each of our directors and officers that provide for indemnification to the maximum extent permitted by Maryland law. Maryland law permits us to include in our charter a provision eliminating the liability of our directors and officers and our stockholders for money damages except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty that was established by a final judgment and was material to the cause of action.
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
Our charter authorizes us to obligate ourselves and our bylaws obligate us, to the fullest extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:
•any present or former director or officer who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity; or
•any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, trustee, manager, member or partner of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to or witness in the proceeding by reason of his or her service in that capacity.
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
Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock include, among others:
•our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•changes in government policies, regulations or laws;
•the performance of our current properties and additional properties that we acquire;
•our ability to make acquisitions on preferable terms or at all;
•additional equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•actual or anticipated accounting problems;
•publication of research reports about us, the real estate industry or the cannabis industry;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we may incur in the future;
•interest rate changes;
•additions to or departures of our senior management team;
•speculation in the press or investment community or negative press in general;
•our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•failure to maintain our qualification as a REIT;
•changes in tax laws;
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•refusal of securities clearing firms to accept deposits of our securities;
•the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
•actions by institutional stockholders;
•price and volume fluctuations in the stock market generally; and

•market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.
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
We may face liquidity risks.
Our common stock trades on the OTCQX. No assurance can be given as to (i) the likelihood that an active market for common stock will develop and be sustained, (ii) the liquidity of any such market, (iii) the ability of the stockholders to sell their shares or (iv) the prices that stockholders may obtain for any of their shares. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price prevailing from time to time. Sales of substantial amounts of our common stock (including shares of our common stock issued upon the exchange of OP Units), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.
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
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain (which does not equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)), and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We may not continue our current level of distributions to stockholders. Our board of directors will determine future distributions based on a number of factors, including cash available for distribution, economic conditions, operating results, our financial condition, especially in relation to our anticipated future capital needs, then current expansion plans, the distribution requirements for REITs, and other factors our board deems relevant. Furthermore, our Loan and Security Agreement contains prohibitions against our payment of any dividend on common or preferred shares, including at any time when there is an event of default under such credit covenants. There are exceptions, however, for payment of dividends necessary to maintain our REIT status as long as certain conditions are met. In addition, we may borrow money, sell assets or use offering proceeds to make distributions to our stockholders, if we are unable to make distributions from cash flows from operations.
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
In connection with the closing of the Merger, we received an opinion of counsel to the effect that the Target qualified as a REIT for U.S. federal income tax purposes through the time of the Merger. However, we did not request a ruling from the Service that the Target qualified as a REIT. Notwithstanding the opinion of counsel, if the Service successfully challenged the Target’s REIT status prior to the Merger, we could face adverse tax consequences, including:
•succeeding to the Target’s liability for U.S. federal income taxes at regular corporate rates for the periods in which the Target failed to qualify as a REIT (without regard to the deduction for dividends paid for such periods);
•succeeding to any built-in gain on the Target’s assets, for which we could be liable for U.S. federal income tax at regular corporate rates, if we were to recognize such gain in the five-year period following the merger; and
•succeeding to the Target’s earnings and profits accumulated during the periods in which the Target failed to qualify as a REIT, which we would be required to distribute to our stockholders in order to satisfy the REIT distribution requirements and avoid the imposition of any excise tax.
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
We purchase many properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the Service could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
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
We rely on technology to run our business, and as such we are subject to risk from cyber incidents, including cyberattacks attempting to gain unauthorized access to our systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches. While we have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident. The occurrence of a cyber incident or cyberattack could disrupt our operations, compromise the confidential information of our employees or tenants, and/or damage our business relationships and reputation. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our Properties
We seek to acquire cultivation facilities and dispensaries that are strategic profit centers for our tenants and are well positioned for the regulatory evolution of the industry. Licensed cultivation facilities and dispensary locations are critical components of the cannabis industry, particularly in limited-license jurisdictions. As of December 31, 2022, we owned 32 properties comprised of 17 dispensaries and 15 cultivation facilities that are 100% leased to state-licensed cannabis operators, with a weighted average remaining lease term of 14.6 years. Based on invested capital, as of December 31, 2022, our portfolio is comprised of approximately 90.4% cultivation facilities and 9.6% dispensaries.
As of December 31, 2022, we have aggregate unfunded commitments to invest $3.1 million for the development and improvement of our existing cultivation facilities in Arizona, Missouri and Pennsylvania. We define these tenant improvement commitments as a commitment pursuant to our lease with the tenant to fund alterations, additions or improvements to the premises. Our leases are generally structured to disburse capital over specified periods of time. The leases also generally contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed. As of December 31, 2022, our Arizona cultivation facility is currently paying rent on approximately $1.6 million of unfunded capital.

Existing Portfolio. The table below sets forth our property portfolio as of December 31, 2022 (in thousands, except square feet):

Property Type	State	Tenant(1)		Rentable Square Feet(2)		Investment in Real Estate(3)	Real Estate Construction in Progress	Total Real Estate	In-Place Lease Intangible Assets(4)	Total Investment
Cultivation	Florida	Curaleaf		417,350		$75,983	$—	$75,983	$—	$75,983
Cultivation	Pennsylvania	Trulieve		144,602		44,270	—	44,270	12,331	56,601
Cultivation	Illinois	Cresco Labs		222,455		50,732	—	50,732	—	50,732
Cultivation	Massachusetts	Revolutionary Clinics		145,852		42,860	—	42,860	—	42,860	(5)
Cultivation	Pennsylvania	Hero Diversified Associates Inc.		99,200		30,000	—	30,000	—	30,000
Cultivation	Missouri	Organic Remedies		81,808		20,819	—	20,819	—	20,819
Cultivation	Massachusetts	Columbia Care		38,890		13,826	—	13,826	4,120	17,946
Cultivation	Pennsylvania	Ayr Wellness		38,400		14,529	—	14,529	—	14,529
Cultivation	Illinois	Columbia Care		32,802		11,361	—	11,361	3,106	14,467
Cultivation	Nevada	Ayr Wellness		56,536		13,579	—	13,579	—	13,579
Cultivation	Arizona	Mint		130,757		2,400	10,541	12,941	—	12,941	(6)
Cultivation	Missouri	Bloom Medicinals		40,679		11,983	—	11,983	—	11,983
Cultivation	Pennsylvania	Acreage		30,625		10,161	—	10,161	—	10,161
Cultivation	Massachusetts	Acreage		38,380		9,791	—	9,791	—	9,791
Dispensary	California	Columbia Care		2,470		3,774	—	3,774	1,071	4,845
Dispensary	Illinois	Curaleaf		5,040		3,362	—	3,362	575	3,937
Dispensary	Ohio	Curaleaf		7,200		3,353	—	3,353	582	3,935
Dispensary	Florida	Curaleaf		11,181		2,932	—	2,932	441	3,373
Dispensary	Massachusetts	Columbia Care		4,290		2,320	—	2,320	373	2,693
Dispensary	Massachusetts	PharmaCann		11,116		2,112	—	2,112	500	2,612
Dispensary	Pennsylvania	Curaleaf		3,500		2,227	—	2,227	369	2,596
Dispensary	North Dakota	Curaleaf		4,590		2,174	—	2,174	355	2,529
Dispensary	Arkansas	Greenlight	‘(7)	7,592		2,157	—	2,157	320	2,477
Dispensary	Pennsylvania	Curaleaf		1,968		1,918	—	1,918	320	2,238
Dispensary	Illinois	Curaleaf		6,100		1,734	—	1,734	257	1,991
Cultivation	Massachusetts	Mint		39,600		380	1,569	1,949	—	1,949
Dispensary	Pennsylvania	PharmaCann		3,481		1,315	—	1,315	393	1,708
Dispensary	Ohio	PharmaCann		3,735		1,550	—	1,550	—	1,550
Dispensary	Illinois	Columbia Care		4,736		1,215	—	1,215	206	1,421
Dispensary	Illinois	Curaleaf		4,200		1,024	—	1,024	178	1,202
Dispensary	Connecticut	Acreage		2,872		929	—	929	—	929
Dispensary	Illinois	Curaleaf		1,851		594	—	594	98	692
Total				1,644	$1,644	$387,364	$12,110	$399,474	$25,595	$425,069
(1) Lease is with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.
(2) Includes estimated rentable square feet at completion of construction.
(3) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and tenant improvement commitments funded and placed in service, if any, as of December 31, 2022. Excludes tenant improvement commitments not funded as of December 31, 2022.
(4) Represents gross In-Place Intangibles at acquisition. Does not include accumulated amortization.
(5) Includes approximately $40.0 million in cash and 88,200 OP units issued in connection with the purchase of the property.
(6) The tenant has been paying rent on unfunded commitments since July 2022 in accordance with the lease agreement. The property is currently in development and we expect to receive final licensing upon occupancy.
(7) GL Partners, Inc. (Greenlight) took over as tenant, however Curaleaf remains the guarantor subject to certain conditions in the lease agreement.

The following table sets forth a summary of the lease expirations for leases in place as of December 31, 2022 for each of the ten full calendar years beginning January 1, 2023. The information set forth in the table assumes that tenants exercise no renewal options (square footage and annualized base rent in thousands).

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring	% of Portfolio Net Rentable Square Feet	Annualized Base Rent(1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot(2)
2023	—	—	—%	$—	—%	$—
2024	—	—	—%	—	—%	—
2025	—	—	—%	—	—%	—
2026	—	—	—%	—	—%	—
2027	—	—	—%	—	—%	—
2028	—	—	—%	—	—%	—
2029	3	11	0.7%	835	1.7%	72.65
2030	—	—	—%	—	—%	—
2031	2	15	0.9%	389	0.8%	26.65
2032	8	44	2.7%	1,646	3.4%	37.75
Thereafter	19	1,574	95.7%	45,469	94.1%	28.88
Total/Weighted Average	32	1,644	100.0%	$48,339	100.0%	$29.41

(1) Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents without regard to rental abatements) for the month ended December 31, 2022, by (ii) 12.
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

As of December 31, 2022, all of our revenues were derived from 13 tenants. The following table sets forth the tenants in our property portfolio as of December 31, 2022 (dollars in thousands). All of our leases include a parent or other affiliate guarantee.

Tenant(1)	Total Investment(2)	Number of Leases	Percentage of Annualized Rental Income(3)
Curaleaf	$98,477	10	23.0%
Cresco Labs	50,732	1	13.1%
Trulieve	56,601	1	11.2%
Revolutionary Clinics	42,860	1	10.6%
Columbia Care	41,373	5	8.3%
Hero Diversified Associates Inc.	30,000	1	7.9%
Acreage	20,880	3	6.6%
Ayr Wellness	28,107	2	5.7%
Organic Remedies	20,819	1	5.0%
Mint	14,890	2	4.5%	(4)
Bloom Medicinals	11,983	1	2.5%
PharmaCann	5,868	3	1.2%
Greenlight(5)	2,478	1	0.4%
Total	$425,068	32	100.0%

(1) Lease is with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.
(2) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price), gross In-Place Lease Intangible Assets and tenant improvement commitments funded, if any, as of December 31, 2022. Excludes tenant improvement commitments not funded as of December 31, 2022.
(3) Annualized Rental Income represents the annualized monthly base rent of executed leases as of December 31, 2022.
(4) The tenant has been paying rent on unfunded commitments since July 2022 in accordance with the lease agreement.
(5) GL Partners, Inc. (Greenlight) took over as tenant, however Curaleaf remains the guarantor subject to certain conditions in the lease agreement.
Curaleaf
We own nine dispensaries and one cultivation facility that are leased to subsidiaries of Curaleaf, which is, or an affiliate is, the corporate guarantor. Curaleaf is publicly-traded on the CSE and OTC markets under the symbols CURA and CURLF, respectively. Curaleaf’s filings, including their financial information, are electronically available at www.sec.gov and from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com, the Canadian equivalent of the SEC electronic document gathering and retrieval system.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2022, we were not a party to any proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.
ITEM 4. MINE SAFETY
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed on the OTCQX Best Market operated by the OTC Markets Group, Inc., under the symbol "NLCP".
Dividend Information
In accordance with the requirements for maintaining REIT status, we intend to distribute to stockholders aggregate dividends equaling at least 90% of our REIT taxable income (determined without regard to the deduction of dividends paid and by excluding any net capital gain) for each taxable year and will endeavor to distribute at least 100% of our REIT taxable income so as not to be subject to federal income tax. Distributions of economic profits could be classified as return of capital due to differences between book and tax accounting rules. We may make additional returns of capital when the potential risk-adjusted returns from new investments fail to exceed our cost of capital. Subject to the limitations of applicable securities and state corporation laws, we can return capital by making purchases of our own capital stock or through payment of dividends.
Shareholder Information
As of December 31, 2022, there were approximately 274 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Purchase of Equity Securities by the Issuer
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of up to $10.0 million of its common stock through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.

As of December 31, 2022, the Company has not repurchased any shares of common stock under the stock repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plan
For information about our equity compensation plans and other related stockholder matters see Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. RESERVED.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.
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
Overview
NewLake Capital Partners, Inc., (the “Company,” "we," "our," "us,") is an internally managed REIT and a leading provider of real estate capital to state-licensed cannabis operators primarily through sale leaseback transactions, third-party purchases and funding for build-to-suit projects. Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant for the ongoing expenses of the leased property, in addition to its rent obligations.
We were incorporated in Maryland on April 19, 2019. We conduct our business through a traditional umbrella partnership REIT structure, in which properties are owned by an operating partnership, directly or through subsidiaries. We are the sole general partner of our operating partnership and currently own approximately 98% of the OP Units. We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019 and intend to operate our business so as to continue to qualify as a REIT.
On March 17, 2021, we consummated a merger pursuant to which we combined our company with a separate company, or the Target, that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry, and renamed ourselves “NewLake Capital Partners, Inc.” The Merger was completed through the issuance of 7,699,887 shares of common stock valued at $21.15 per share and warrants to purchase up to 602,392 shares of the Company’s common stock valued at approximately $4.8 million. The Company also incurred approximately $2.1 million in merger-related transaction costs. The consideration issued was based upon the relative value of the two entities, such that the shareholders of the Company and the Target, immediately prior to the Merger, owned 56.79% and 43.21%, respectively, of the outstanding post-merger common stock of the Company. The Company issued warrants to Target shareholders based on the pre-merger options outstanding, using the equivalent proportion described in the previous sentence. Upon completion of the Merger, we owned 24 properties across nine states. In connection with the Merger, we also entered into various arrangements and agreements with certain of our significant stockholders, including director nomination rights.
On August 13, 2021, we completed our initial public offering (“IPO”) of 3,905,950 shares of our common stock, par value $0.01 per share at a public offering price of $26.00 per share for gross proceeds of approximately $102.0 million, before deducting placement agent fees and offering expenses. Net proceeds were approximately $93.5 million. Our common stock trades on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
As of December 31, 2022, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities.
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
We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.2 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the exchange, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend on the rental revenue we receive from the properties that we own, interest income we receive from the loans we originate, the timing of lease expirations, general market conditions, the regulatory environment in the cannabis industry, and the competitive environment for real estate assets that support the cannabis industry.
Rental Revenues
We receive income from rental revenue generated by the real estate properties that we own and we expect to acquire in the future. The amount of rental revenue depends upon a number of factors, including:
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
Commencing in November 2022, we allowed one of our tenants Hero Diversified Associates Inc., to remit their rent payments weekly. All contractual rent payments were received as of the date of this Annual Report. We expect to continue allowing weekly rental payments for the foreseeable future.
Market Conditions
Recently, financial markets have been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in the spring of 2022. This volatility in the financial markets has led to continued uncertainty regarding monetary policy and concerns of an economic recession. The current market conditions have reduced the availability of capital for our tenants and the Company.
In 2022, inflation has trended significantly higher than in prior periods, which may be negatively impacting some of our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projections. Ongoing labor shortages and global supply chain issues, geopolitical issues and the war in Ukraine, also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants' projects.
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
Financial Performance and Condition of Our Tenants
As of December 31, 2022, all of our rental revenues were derived from triple-net leases to 13 tenants. Our leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations and include a parent or other affiliate guarantee. Our revenues are, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
See Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional factors that may impact our operating results.
Critical Accounting Estimates
In accordance with generally accepted accounting principles in the United States of America (“GAAP”), our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ materially from those estimates and assumptions.
We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. Below is a summary of our critical accounting policies that involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. This discussion of our critical accounting estimates is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates and assumptions. For further discussion of our significant accounting policies, see Note
2 “Basis of Presentation and Summary of Significant Accounting Policies ” to our consolidated financial statements included in this Form 10-K.
Investment in Real Estate Properties

Real estate properties are presented at cost, less accumulated depreciation. Costs directly related to the properties’ acquisition, development, or redevelopment of the properties are capitalized. Any repairs and maintenance cost incurred, if any, on the properties are expensed. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Reimbursements paid to tenants or incurred by us for property improvements, generally consisting of building additions or significant upgrades to existing facilities, are considered construction in progress until placed in service. Such improvements are considered placed in service when ready and available for its intended use.

Upon acquisition of a property, we allocate the purchase price of the real estate to land, building and improvements (inclusive of tenant improvements and site improvements) and if applicable and determined material intangibles, such as the value of above and below market leases and origination costs associated with the in-place lease. The tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs for asset acquisitions are capitalized as incurred. All of our real estate investments, including the Merger, to date were recorded as asset acquisitions.

We depreciate the amount allocated to building and improvements on a straight-line basis over their estimated useful lives not to exceed 35 years and the amount allocated to site improvements at our buildings, if any, over the estimated useful lives, not to exceed 15 years. The Company amortizes the amount allocated to intangibles related to in-place leases are amortized over the remaining term of the in-place lease.
Lease Classification
Lease classification for leases under which we are the lessor are evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to us at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable.
Lease classification for those leases under which we are the lessee are evaluated at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that we are reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement we record a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. We apply a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is not known, we use a discount rate reflective of the our incremental borrowing rate. On the consolidated statements of operations, operating leases are expensed through rent expense while financing leases are expensed through amortization and interest expense.
Revenue Recognition
Rental revenue for our triple-net leases are accounted for as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in rental revenue in the period when such costs are incurred. Contractually obligated real estate taxes that are paid directly by the tenant to the tax authorities are not reflected in our consolidated financial statements.
Rental revenue for operating leases where the minimum lease payments is not reasonably predictable are recognized on a cash basis. Due to our tenants limited operating history and the uncertain regulatory environment in the United States relating to the cannabis industry, we record rental revenue for our operating leases on a cash basis. Any rental payments received in advance of contractual due dates are recorded as Rent Received in Advance on the accompanying consolidated balance sheets.
Provision for Impairment
We review current activities and changes in the business condition of all of our properties to determine the existence of any triggering events or impairment indicators. We evaluate our real estate assets for impairment on a property-by property basis. If triggering events or impairment indicators are identified, we analyzes the carrying value of our real estate for any impairment. Such impairment indicators include but are not limited to, deterioration in rent rates for a property, decline in projected rental rates, evidence of material physical damage to the property, holding period, and tenant defaults.
A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including determining our estimated holding period and selecting the discount or capitalization rate that reflects the risk inherent in future cash flow.
Stock-Based Compensation
We record our compensation cost for all stock awards at fair value at the grant date and amortized the cost over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. We used the Black-Scholes option pricing model to estimate the fair value of options awards at the time of their grant. The fair value of restricted stock awards is determined using the closing price of our stock on the date of grant, as reported on the primary stock exchange in which our common stock is traded. The fair value of performance stock awards is determined using a Monte Carlo simulation for our future stock price and the corresponding peer group.
There is significant uncertainty in the estimation of the valuation of our performance stock units as they do not vest until December 31, 2023 and December 31, 2024, and there is additional uncertainty around forfeitures as we cannot determine if or when forfeitures will happen. The valuation of units can vary significantly since units are based upon target amounts that may or may not be met.

2022 Highlights
Investment Activity
Real Estate Acquisitions
As of December 31, 2022, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities with a weighted average remaining lease term of 14.6 years. All of our leases, and the secured loan, include a parent or other affiliate guarantee.
The following table presents the Company's investment activity for the year ended December 31, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs(1)
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	$7,301	‘(2)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Calypso Enterprises	Pennsylvania	Cultivation	August 5, 2022	30,000	‘(3)
PharmaCann	Ohio	Dispensary	November 3, 2022	1,550
Total				$66,959
(1) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and tenant improvement commitments funded at closing, if any, as of December 31, 2022. Excludes tenant improvement commitments not funded as of December 31, 2022. Excludes approximately $11.0 thousand of capitalized transaction costs on properties purchased prior to January 1, 2022.
(2) Includes $5.0 million of TI funded at closing of the property.
(3) The Company entered into a $30.0 million mortgage loan on October 29, 2021 which converted to a sale-leaseback on August 5, 2022.
The following table presents the tenant improvements funded during the year ended December 31, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded		Unfunded Commitments
Curaleaf	Florida	Cultivation	August 4, 2020	$20,983	‘(1)	$—
Mint	Massachusetts	Cultivation	April 1, 2021	349		—
Mint	Arizona	Cultivation	June 24, 2021	7,415		1,554	‘(2)
PharmaCann	Massachusetts	Dispensary	March 17, 2021	25		—
Trulieve	Pennsylvania	Cultivation	March 17, 2021	7,046	‘(3)	—
Organic Remedies	Missouri	Cultivation	December 20, 2021	4,745		282
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	4,682	‘(4)	534
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—		750
Total				$45,245		$3,120
(1) On June 16, 2022, we funded the expansion of an existing property.
(2) The tenant has been paying rent for the remaining commitment since July 2022 in accordance with the lease agreement.
(3) The tenant had been paying rent for the TI since December 2021 in accordance with the lease agreement. As of May 2022, the TI had been fully funded.
(4) The $0.5 million of unfunded commitments does not include a $16.5 million option but not obligation to acquire an adjacent property from the existing tenant.
Loan Receivable
On June 10, 2022, we funded a $5.0 million unsecured loan to Bloom Medicinals. The loan initially bears interest at a rate of 10.25% and is structured to increase by 2.25% annually. The loan can be prepaid at any time without penalty and matures on June 30, 2026. The loan is cross defaulted with their lease agreement with us. As of December 31, 2022, the aggregate principal amount outstanding on the unsecured loan receivable was $5.0 million.

Financing Activity
Seller Financing
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, we entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million was paid in January 2022. The remaining principal is payable in annual installments of $1.0 million in each of January 2023 and 2024. The loan's outstanding balance as of December 31, 2022 was $2.0 million and the remaining unamortized discount was $13.5 thousand.
Revolving Credit Facility
On May 6, 2022, we entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time (the “Agent”). The Loan and Security Agreement matures on May 6, 2027. The Loan and Security Agreement includes the following, among other features: Revolving Facility: The Loan and Security Agreement provides, subject to the Accordion Feature described below, $30.0 million in aggregate commitments for secured revolving loans (“Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder which are owned by certain subsidiaries of the Operating Partnership. On July 29, 2022, the Operating Partnership, entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement, dated as of May 6, 2022, to increase the aggregate commitment under the Revolving Credit Facility from $30.0 million to $90.0 million and added two additional lenders. The Loan and Security Agreement also allows us, subject to certain conditions, to request additional revolving incremental loan commitments such that the Revolving Credit Facility may be increased to a total aggregate principal amount of up to $100.0 million. Borrowings under the Revolving Credit Facility may be voluntarily prepaid and re-borrowed, subject to certain fees. The Revolving Credit Facility bears a fixed rate of 5.65% for the first three years and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1.00% or (b) 4.75%. The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2022, the Company is compliant with the covenants of the agreement.
The outstanding borrowings under the Revolving Credit Facility were $1.0 million as of December 31, 2022. Refer to Note 5 in the Notes to Consolidated Financial Statements in Part IV – Item 15 for further information.
Capital Markets Activity
Stock Repurchase Program
On November 7, 2022, our Board of Directors authorized a stock repurchase program for up to $10.0 million of our common stock through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate us to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice. As of December 31, 2022, we have not repurchased any shares of common stock under the stock repurchase program.
Results of Operations
General
We derive substantially all our revenue from rents received from single tenants of each of our properties under triple-net leases. Our triple-net leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations. Our leases also typically include annual rent escalations (typically within the range of 2-3%) as a set percentage or based on an inflation index, which generally provides us with contractual revenue growth and inflation-protected returns. All of our leases include a parent or other affiliate guarantee.

Comparison of the Year Ended December 31, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,		Increase/Decrease
	2022	2021	2022 vs 2021
Revenue:
Rental Income	$42,365	$27,445	$14,920
Interest Income from Loans	2,429	613	1,816
Total Revenue	44,794	28,058	16,736

Expenses(1):
Depreciation and Amortization Expense	12,825	8,097	4,728
General and Administrative Expenses:
Compensation Expense	4,576	2,989	1,587
Stock-Based Compensation	1,493	2,020	(527)
Professional Fees	1,575	2,040	(465)
Other General and Administrative Expenses	1,749	1,417	332
Total General and Administrative Expenses	9,393	8,466	927

Total Expenses	22,218	16,563	5,655

Loss on Sale of Real Estate	(60)	—	(60)

Income From Operations	22,516	11,495	11,021

Other Income (Expenses):
Interest Income	113	100	13
Interest Expense	(273)	(6)	(267)

Total Other Income (Expense)	(160)	94	(254)

Net Income	22,356	11,589	10,767

Preferred Stock Dividends	—	(4)	4

Net Income Attributable to Noncontrolling Interests	(380)	(356)	(24)

Net Income Attributable to Common Stockholders	$21,976	$11,229	$10,747

(1) Property expenses are included in Other General and Administrative Expenses and are expensed and reimbursed by the tenant, generally in the same period, however it’s possible to have expenses we have not yet been reimbursed for due to timing difference.

Revenues
Rental Income
Rental income for the year ended December 31, 2022 increased by approximately $14.9 million, to approximately $42.4 million, compared to approximately $27.4 million for the year ended December 31, 2021. The increase in rental income was primarily attributable to:
•A full year of rental income, including rent attributable to TI funding, on the four properties we acquired during 2021 which generated approximately $6.0 million of rental income during the year ended December 31, 2022.
•Rental income increases attributable from the funding of tenant improvement commitments at our Florida and Pennsylvania cultivation facilities, which generated approximately $3.3 million of rental income during the year ended December 31, 2022.
•Rental income of approximately $3.8 million from properties we acquired during the year ended December 31, 2022, including the conversion to a mortgage loan that converted to a sale-leaseback in the third quarter of 2022.
•Annual escalations generated an increase of approximately $1.8 million of rental income during the year ended December 31, 2022.
Interest Income from Loans
The increase in interest income from loans of approximately $1.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, was attributable to seven months of interest income from the $30.0 million mortgage loan we entered into during the fourth quarter of 2021. On August 5, 2022, the mortgage loan was converted to a twenty-year sale-leaseback in accordance with the loan agreement. We also recognized approximately $0.3 million of interest income in connection with a $5.0 million unsecured loan, funded on June 10, 2022, which was entered into in connection with the purchase of a Missouri cultivation facility.
Expenses
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2022, increased by approximately $4.7 million to approximately $12.8 million, compared to $8.1 million for the year ended December 31, 2021. The increase in depreciation was attributable to; (i) a full year of depreciation on the Merger properties and two cultivation facilities acquired during 2021; (ii) the acquisition of three cultivation facilities and one dispensary during 2022; (iii) a mortgage loan that converted to a sale-leaseback property on August 5, 2022; (iv) the funding of an expansion at an existing cultivation facility in Florida; (v) accelerated amortization of approximately $0.2 million related to the associated in-place lease of a property sold in March 2022; and (vi) approximately $29.8 million of tenant improvements that were placed into service during the year ended December 31, 2022.
General and Administrative Expense
Total general and administrative expenses for the year ended December 31, 2022 increased by approximately $0.9 million, to $9.4 million, compared to $8.5 million for the year ended December 31, 2021. The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense for the year ended December 31, 2022, increased by approximately $1.6 million to $4.6 million, compared to $3.0 million for the year ended December 31, 2021. The increase was primarily due to one-time severance payments from the retirement and the separation of certain executive officers of the Company.
Stock-Based Compensation
Stock-based compensation expense for the year ended December 31, 2022 decreased by approximately $0.5 million from $2.0 million in 2021, compared to $1.5 million in 2022. Prior to the IPO, we granted 127,176 RSUs to officers and certain of our directors primarily in connection with achieving specific targets for certain capital raises. As of the date of the completion of our IPO, all unvested RSUs vested, resulting in accelerated expense of approximately $0.8 million, increasing the total expense to approximately $2.0 million during the year ended December 31, 2021. The 2022 expense was attributable to the issuance of RSUs and PSUs in conjunction with our IPO on August 13, 2021 and includes approximately $0.2 million of expense related to the accelerated vesting of RSUs from the retirement and separation of certain executive officers and approximately $0.7 million of expense related to RSUs and approximately $0.6 million of expense related to PSUs granted under the 2021 Equity Incentive Plan (the “Plan”).
Professional Fees
Professional fees for the year ended December 31, 2022, decreased by approximately $0.5 million to $1.6 million, compared to $2.0 million for the year ended December 31, 2021. The decrease was mainly attributable to declines of approximately $0.2 million for each legal fees and consulting fees and a decline of approximately $0.4 million related to the elimination of outsourced accounting functions, offset by an increase of approximately $0.3 million in recruiting and potential restructuring.
Other General and Administrative Expenses
For the year ended December 31, 2022, other general and administrative expenses increased by approximately $0.3 million to $1.7 million, compared to $1.4 million for the year ended December 31, 2021. Other general and administrative expenses is comprised of director and officer insurance, dead deal costs, information technology, public and investor relations fees, corporate rent and various other expenses.
Loss on Sale of Real Estate
On March 21, 2022, we sold our PharmaCann Massachusetts property for approximately $0.8 million. We recognized a loss on sale of property of $60,113 during the year ended December 31, 2022.
Other Income (Expense)
Interest income increased during the year ended December 31, 2022, by approximately $13.0 thousand, to $113.0 thousand, compared to $100.0 thousand for the year ended December 31, 2021, primarily due to higher interest rates in money market accounts.
We incurred interest expense for a full year during 2022 on the loan payable entered into during the year ended December 31, 2021 and incurred interest expense in connection with the Revolving Credit Facility entered into during the year ended December 31, 2022. Additionally, the Company incurred non-cash interest expense of approximately $136 thousand related to deferred financing costs in connection with obtaining the Credit Facility and approximately $27 thousand related to favorable financing on the loan payable.
Non-GAAP Financial Information and Other Metrics
Funds from Operations and Adjusted Funds from Operations
Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) are non-GAAP financial measures and should not be viewed as alternatives to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that FFO and AFFO are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.
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
We calculate AFFO by starting with FFO and adding back non-cash and certain non-recurring transactions, including non-cash components of compensation expense. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should not consider FFO and AFFO to be alternatives to net income as a reliable measure of our operating performance; nor should you consider FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.
The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the year ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2022	2021

Net Income Attributable to Common Stockholders	$21,976	$11,229
Net Income Attributable to Noncontrolling Interests	380	356
Net Income	22,356	11,585

Adjustments:
Real Estate Depreciation and Amortization	12,825	8,097
Loss on Sale of Real Estate	60	—
FFO Attributable to Common Stockholders - Diluted(1)	35,241	19,682
Severance	1,752	45
Stock-Based Compensation	1,493	2,020
Non-Cash Interest Expense	163	2
Amortization of Straight-Line Rent Expense	12	—
AFFO Attributable to Common Stockholders - Diluted(1)	$38,661	$21,749
(1) FFO diluted and AFFO diluted for the year ended December 31, 2022 are calculated and presented on a fully diluted basis and comparative prior period balances for FFO and AFFO were calculated to conform to the 2022 presentation.
Liquidity and Capital Resources
Our cash requirements include our dividends, to our shareholders, distributions to our OP Unit holders, general and administrative expenses, debt service, other expenses related to managing our existing portfolio as well as acquisition and unfunded tenant improvement costs. The sources of liquidity to fund these cash requirements include rental revenue from the leasing of our properties, which is our primary source of cash flow, borrowings under our revolving credit facility and equity and debt issuances either in the public or private markets. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction.
As of December 31, 2022, we had $134.2 million of liquidity comprised of $45.2 million of cash and cash equivalents and $89.0 million available on our $90.0 million revolving credit facility. The ongoing challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we expect that cash flow from continuing operations over the next twelve months, together with cash on hand, will be adequate to fund our business operations, cash dividends to our shareholders, distributions to our OP Unit holders and debt service. Acquisitions and unfunded tenant improvement costs may require funding from borrowings, equity issuance and or issuance of OP units. We cannot however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our Consolidated Financial Statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Year Ended
	December 31,
	2022	2021
Net Cash Provided by Operating Activities	$37,008	$26,697
Net Cash (Used in) Investing Activities	$(86,453)	$(39,907)
Net Cash (Used in) Provided by Financing Activities	$(32,460)	$120,690
Ending Cash and Cash Equivalents	$45,192	$127,097
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the year ended December 31, 2022 and 2021 were approximately $37.0 million and $26.7 million, respectively. Net cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses. Net cash flows provided by operating activities for the year ended December 31, 2022 increased from the year ended December 31, 2021, due to a larger real estate portfolio.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the year ended December 31, 2022 and 2021 were approximately $86.5 million and $39.9 million, respectively. Net cash used in investing activities for the year ended December 31, 2022 related to approximately $45.2 million advanced for tenant improvements, $5.0 million to fund an unsecured loan receivable at a cultivation facility in Missouri and approximately $37.0 million used to purchase cultivation facilities in Missouri, Pennsylvania and Nevada and one dispensary in Ohio, offset by approximately $0.8 million of proceeds received in connection with the sale of our Franklin, Massachusetts property. Net cash used in investing activities for the year ended December 31, 2021 related to approximately $64.4 million of cash acquired in connection with the Merger, offset by approximately $2.1 million of Merger transaction related costs, approximately $15.2 million advanced for tenant improvements, $30.0 million invested in a mortgage loan receivable and approximately $57.0 million related to the purchase of investments in real estate.
Net Cash Used in/Provided by Financing Activities:
Net cash used in financing activities for the year ended December 31, 2022 were approximately $32.5 million and net cash provided by financing activities for the year ended December 31, 2021 were approximately $120.7 million. Net cash used in financing activities for the year ended December 31, 2022, were primarily related to approximately $29.7 million in dividend payments to holders of our common stock as well as distributions to OP Unit holders and dividend equivalents to RSU holders, $1.8 million to pay down our loan payable, approximately $0.8 million of cash paid for taxes in lieu of issuance of common stock and approximately $1.2 million in net deferred financing costs in connection with obtaining our revolving credit facility, offset by $1.0 million drawn on our revolving credit facility. Net cash provided by financing activities for the year ended December 31, 2021, were primarily related to approximately $133.1 million in net proceeds from our issuance of common stock, partially offset by approximately $12.3 million in dividend payments to holders of our preferred stock and holders of our common stock, as well as distributions to OP Unit holders and dividend equivalents to RSU holders and $0.1 million paid to redeem our preferred stock.
Dividends
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. We must pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our taxable income. We evaluate each quarter to determine our ability to pay dividends to our stockholders based on our net taxable income if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service payments. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution.
As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the year ended December 31, 2022, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $1.44 per share. During the year ended December 31, 2021, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $1.02 per share, and cash dividends on our Series A Preferred Stock totaling approximately $4,167. Our Series A Preferred Stock was redeemed in full on April 6, 2021.
Recent Developments
Tenant Improvements
Subsequent to December 31, 2022, we funded approximately $1.4 million of tenant improvements to our cultivation facilities in Massachusetts and Missouri.
Seller Financing
On January 3, 2023, we paid down $1.0 million of our seller financing loan payable. The remaining outstanding balance after the payment is $1.0 million.
Real Estate Acquisitions
In March 2023, we exercised the option with Bloom Medicinal and acquired a parcel of land adjacent to our Missouri property $350.0 thousand. The option includes expansion to the existing cultivation facility and we will provide up to $16.2 million to fund the expansion.
In March 2023, we executed a non-binding Letter of Intent with The Mint Cannabis to provide up to $7.5 million for improvements to the cultivation and processing facility under construction located in Phoenix, Arizona.
Non-Performing Tenant
In the first quarter of 2023, Revolutionary Clinics failed to pay contractual rent for January, February and to date March, under one lease agreement. We are currently in discussion with the tenant to negotiate a resolution, which could include rent deferrals. Revolutionary Clinic has hired financial experts in the industry for interim crisis management and to help restructure their company. We have approximately three months of security deposits, which may be used all or a part towards the outstanding rent.
Contractual Obligations and Commitments
Unfunded Commitments
As of December 31, 2022, we had aggregate unfunded commitments to invest $3.1 million to develop and improve our existing cultivation facilities in Arizona, Missouri, and Pennsylvania. During the year ended December 31, 2022, we were released of our obligation to fund $2.7 million to a Massachusetts cultivation facility. Remaining unfunded commitments also do not include the option to acquire an adjacent parcel of land and fund the construction of a cultivation facility of an existing tenant (subject to normal and customary closing conditions and regulatory approvals) for a cost of up to $16.5 million; however, there is no obligation to us at this time as there is no guarantee the transaction will close.
As of December 31, 2022, we are the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year four.

Revolving Credit Facility
As of December 31, 2022, the Company had $1.0 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.
Seller Financing
The loans outstanding balance as of December 31, 2022 was $2.0 million and the remaining unamortized discount was $13.5 thousand. Principal on the loan is payable in annual installments of which $1.8 million was paid in January 2022 and $1.0 million was paid in January 2023. The remaining principal of $1.0 million is payable in January 2024.
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
Recent Accounting Pronouncements
Refer to Note 2 - “Basis of Presentation and Summary of Significant Accounting Policies” for recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our revolving credit facility that converts to variable rate debt in May 2025. We may choose to mitigate such interest rate risk through the use of interest rate derivative instruments.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2022 (the end of the period covered by this Annual Report).
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (2013framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022 based on criteria in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company's independent registered public accounting firm due to a temporary exemption transition period established by rules of the Securities and Exchange Commission for emerging growth companies under the Jumpstart Our Business Startups Act of 2012(the "JOBS Act").
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan
The following table summarizes information about the Company’s equity compensation plan under which our common stock may be issued as of December 31, 2022.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity compensation plans approved by security holders	172,430		2,081,600
Equity compensation plans not approved by security holders	—	—	—
Total	172,430	—	2,081,600
The remainder of the information required by Item 12 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this report:
1.Financial Statements. See Index to Financial Statements below.
2.Schedules to Financial Statements. See Index to Financial Statements below.
All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto.
3.Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
3.2	Articles Supplementary of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2022).
3.3	Amended and Restated Bylaws of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 10, 2022).
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2022).

10.1
Amended and Restated Agreement of Limited Partnership of NLCP Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.2†	NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2022).
10.3†
Employment Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.4†	Employment Agreement between NewLake Capital Partners, Inc. and Lisa Meyer (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2022).
10.5†	Indemnification Agreement between NewLake Capital Partners, Inc. and Lisa Meyer (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 16, 2022).
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

10.09†
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

10.13†	Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
10.14	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
10.15
Warrant Agreement between NewLake Capital Partners, Inc, and NLCP Holdings, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.16†	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
10.17†
Form of Senior Executive Restricted Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.18†
Form of Senior Executive Performance Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.19†
Form of Employee Restricted Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.20†
Form of Employee Performance Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.21†
Form of Non-Employee Director Restricted Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 20, 2021).

10.22
Loan and Security Agreement, dated as of May 6, 2022, among NLCP Operating Partnership LP, as borrower and a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2022).

10.23
Pledge and Security Agreement, dated May 6, 2022, among certain subsidiary guarantors and a commercial federally regulated bank as agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2022).

10.24
Continuing and Unconditional Guaranty, dated May 6, 2022, among NewLake Capital Partners, Inc., as parent, guarantors and a commercial federally regulated bank, as agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2022).

10.25
Amendment Number One to Loan and Security Agreement, dated July 29, 2022, between the Operating Partnership and a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2022).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_________________________
†Management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
*Filed herewith.
ITEM 16. FORM 10–K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NewLake Capital Partners, Inc.

By:	/s/ Anthony Coniglio
Anthony Coniglio
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Lisa Meyer
Lisa Meyer
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Coniglio	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
Anthony Coniglio

/s/ Lisa Meyer	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 9, 2023
Lisa Meyer

/s/ Gordon DuGan	Director (Chairman)	March 9, 2023
Gordon DuGan

/s/ Alan Carr	Director	March 9, 2023
Alan Carr

/s/ Joyce Johnson	Director	March 9, 2023
Joyce Johnson

/s/ Peter Kadens	Director	March 9, 2023
Peter Kadens

/s/ Peter Martay	Director	March 9, 2023
Peter Martay

/s/ David Weinstein	Director	March 9, 2023
David Weinstein

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NewLake Capital Partners, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
NewLake Capital Partners, Inc.
New Canaan, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NewLake Capital Partners, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

March 9, 2023

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets:

Real Estate
Land	$21,427	$15,649
Building and Improvements	378,047	272,432
Total Real Estate	399,474	288,081
Less Accumulated Depreciation	(19,736)	(9,155)
Net Real Estate	379,738	278,926
Cash and Cash Equivalents	45,192	127,097
Loans Receivable	5,000	30,000
In-Place Lease Intangible Assets, net	21,765	24,002
Other Assets	2,554	858
Total Assets	$454,249	$460,883

Liabilities and Equity:

Liabilities:

Accounts Payable and Accrued Expenses	$1,659	$1,404
Revolving Credit Facility	1,000	-
Loan Payable, net	1,986	3,759
Dividends and Distributions Payable	8,512	6,765
Security Deposits Payable	7,774	6,047
Interest Reserve	-	2,144
Rent Received in Advance	1,375	1,429
Other Liabilities	1,005	-
Total Liabilities	23,311	21,548

Commitments and Contingencies

Equity:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	-	-
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 21,408,194 and 21,235,914 Shares Issued and Outstanding, respectively	214	213
Additional Paid-In Capital	455,822	450,916
Accumulated Deficit	(32,487)	(23,574)

Total Stockholders' Equity	423,549	427,555

Noncontrolling Interests	7,389	11,780

Total Equity	430,938	439,335

Total Liabilities and Equity	$454,249	$460,883
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Revenue:

Rental Income	$42,365	$27,445
Interest Income from Loans	2,429	613

Total Revenue	44,794	28,058

Expenses:

Depreciation and Amortization Expense	12,825	8,097
General and Administrative Expenses:
Compensation expense	4,576	2,989
Stock-Based Compensation	1,493	2,020
Professional fees	1,575	2,040
Other general and administrative expenses	1,749	1,417
Total general and administrative expenses	9,393	8,466

Total Expenses	22,218	16,563

Loss on Sale of Real Estate	(60)	-

Income From Operations	22,516	11,495

Other Income (Expenses):
Interest Income	113	100
Interest Expense	(273)	(6)

Total Other Income (Expense)	(160)	94

Net Income	22,356	11,589

Preferred Stock Dividends	-	(4)

Net Income Attributable to Noncontrolling Interests	(380)	(356)

Net Income Attributable to Common Stockholders	$21,976	$11,229

Net Income Attributable to Common Stockholders Per Share - Basic	$1.03	$0.66

Net Income Attributable to Common Stockholders Per Share - Diluted	$1.03	$0.65

Weighted Average Shares of Common Stock Outstanding - Basic	21,418,484	17,011,991

Weighted Average Shares of Common Stock Outstanding - Diluted	21,810,789	17,566,470
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS INC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2021	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335

Conversion of Vested RSUs to Common Stock	92,559	1	(1)	—	—	—

Conversion of OP Units to Common Stock	79,721	—	2,080	—	(2,080)	—

Cash Paid for Taxes in Lieu of Common Shares	—	—	(813)	—	—	(813)

Stock-Based Compensation	—	—	1,493	—	—	1,493

Dividends to Common Stock	—	—	—	(30,759)	—	(30,759)

Dividend Equivalents to Restricted Stock Units	—	—	—	(130)	—	(130)

Distributions to OP Unit Holders	—	—	—	—	(544)	(544)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	2,147	—	(2,147)	—

Net Income	—	—	—	21,976	380	22,356

Balance as of December 31, 2022	21,408,194	$214	$455,822	$(32,487)	$7,389	$430,938
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS INC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

		Common Stock
	Series A Preferred Stock	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2020	$61	7,758,145	$78	$151,778	$(17,154)	$6,266	$141,029

Net Proceeds from the Issuance of Common Stock	—	5,777,882	58	133,027	—	—	133,085

Issuance of Common Stock for Merger Transaction	—	7,699,887	77	162,776	—	—	162,853

Issuance of Warrants for Merger Transaction	—	—	—	4,820	—	—	4,820

Redemption of Series A Preferred Stock	(61)	—	—	—	(64)	—	(125)

Issuance of 88,200 OP Units for Property Acquisition	—	—	—	—	—	2,205	2,205

Stock-Based Compensation	—	—	—	2,020	—	—	2,020

Dividends to Preferred Stock	—	—	—	—	(4)	—	(4)

Dividends to Common Stock	—	—	—	—	(17,585)	—	(17,585)

Dividend Equivalents to Restricted Stock Units	—	—	—	—	—	(130)	(130)

Distributions to OP Unit Holders	—	—	—	—	—	(422)	(422)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	—	(3,505)	—	3,505	—

Net Income	—	—	—	—	11,233	356	11,589

Balance as of December 31, 2021	$—	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	2022	2021
Cash Flows from Operating Activities:
Net Income	$22,356	$11,589
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization Expense	12,825	8,097
Stock-Based Compensation	1,493	2,020
Loss on Sale of Real Estate	60	—
Amortization of Debt Issuance Costs	136	—
Amortization of Debt Premium	27	—
Non-cash Lease Expense	12	—
Changes in Assets and Liabilities
Other Assets	(450)	462
Accounts Payable and Accrued Expenses	255	(1,840)
Security Deposits Payable	1,726	2,796
Interest Reserve	(2,144)	2,144
Rent Received in Advance	(54)	1,429
Other Liabilities	766	—
Net Cash Provided by Operating Activities	37,008	26,697

Cash Flows from Investing Activities:
Cash Acquired from Merger Transaction	—	64,355
Payment of Merger Related Transaction Costs	—	(2,144)
Reimbursements of Tenant Improvements	(45,245)	(15,163)
Investment in Loans Receivable	(5,000)	(30,000)
Acquisition of Real Estate	(36,969)	(56,955)
Proceeds from the Disposition of Real Estate	761	—
Net Cash Used in Investing Activities	(86,453)	(39,907)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Offering Costs	—	133,085
Cash Paid for Taxes in Lieu of the Issuance of Common Shares	(813)	—
Preferred Stock Dividends Paid	—	(4)
Common Stock Dividends Paid	(28,993)	(11,665)
Restricted Stock Units Dividend Equivalents Paid	(154)	(140)
Distributions to OP Unit Holders	(539)	(461)
Redemption of Series A Preferred Stock	—	(125)
Borrowings from Revolving Credit Facility	1,000	—
Principal Repayment on Loan Payable	(1,800)	—
Deferred Financing Costs	(1,161)	—
Net Cash (Used in) Provided by Financing Activities	(32,460)	120,690

Net Increase (Decrease) in Cash and Cash Equivalents	(81,905)	107,480

Cash and Cash Equivalents - Beginning of Period	127,097	19,617

Cash and Cash Equivalents - End of Period	$45,192	$127,097

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$29	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$8,512	$6,765
Real Estate Assets, In-Place Leases, Other Assets and Liabilities Acquired through the Issuance of Common Stock and Warrants	$—	$103,318
Loan Payable, Net of Discount	$—	$3,759
Issuance of 88,200 OP Units for Property Acquisition	$—	$2,205
Conversion of Mortgage Loan Receivable to Real Estate	$30,000	$—
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 1 - Organization
NewLake Capital Partners, Inc. (the “Company”, “we”, “us", “our”), a Maryland corporation, was formed on April 9, 2019 as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company conducts its operations through its subsidiary, NLCP Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership” or “OP”). The Company holds an equity interest in the Operating Partnership and is the sole general partner.
On March 17, 2021, GARE completed a merger (the “Merger”) with another company (the “Target”) that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry, and renamed itself “NewLake Capital Partners, Inc.” The Merger was completed through the issuance of 7,699,887 shares of common stock values at $21.15 per share and warrants to purchase up to 602,392 shares of the Company’s common stock valued at approximately $4.8 million. The Company also incurred approximately $2.1 million in merger-related transaction costs. The consideration issued was based upon the relative value of the two entities, such that shareholders of the Company and the Target, immediately prior to the Merger, owned 56.79% and 43.21%, respectively, of the outstanding post-merger common stock of the Company. The Company issued warrants to Target shareholders based on the pre-merger options outstanding, using the equivalent proportion described in the previous sentence. Upon completion of the Merger, the Company owned 24 properties across nine states. The Merger was treated as an asset acquisition and the Company was treated as the accounting acquirer. In connection with the Merger, the Company also entered into various arrangements and agreements with certain of our significant stockholders, including director nomination rights.
On August 13, 2021, the Company completed its initial public offering (“IPO”) of 3,905,950 shares of common stock, with a par value of $0.01 per share. The public offering price was $26.00 per share for gross proceeds of approximately $102.0 million, before deducting placement agent fees and offering expenses. Net proceeds were approximately $93.5 million. The Company’s common stock trades on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, and the wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

NLCP Operating Partnership LP
The Operating Partnership was determined to be a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2022 and 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Hero Diversified Associates, Inc.
The Company funded a $30 million nine-month mortgage loan to Hero Diversified Associates, Inc. (“HDAI”) on October 29, 2021. We determined that HDAI was a VIE because the equity investors did not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Based on a number of factors, including that the Company did not have the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, the Company determined that, as of December 31, 2021, the Company did not have a controlling financial interest and was not the primary beneficiary of this VIE. The Company was required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE. Our maximum exposure to a loss on the HDAI loan was $30 million. During the year ended December 31, 2022, the loan to HDAI converted to a twenty year sale-leaseback. Refer to Note 4 for further information.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management will adjust such estimates when facts and circumstances dictate. Such estimates include, but are not limited to, useful lives for depreciation of property (building and improvements, tenant improvements and site improvements), the fair value of real estate and in-place lease intangibles acquired, the fair value of stock-based compensation and discount rates used to classify leases. Actual results could differ from those estimates.
Investment in Real Estate Properties
Real estate properties are presented at cost, less accumulated depreciation. Costs directly related to the properties’ acquisition, development, or redevelopment of the properties are capitalized. Any repairs and maintenance cost incurred, if any, on the properties are expensed. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
Reimbursements paid to tenants or incurred by the Company for property improvements, generally consisting of building additions or significant upgrades to existing facilities, are considered construction in progress until placed in service. Such improvements are considered placed in service when ready and available for its intended use.
Upon acquisition of a property, the Company allocates the purchase price of the real estate to land, building and improvements (inclusive of tenant improvements), site improvements and if applicable and determined material intangibles, such as the value of above and below market leases and origination costs associated with the in-place lease. The tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs for asset acquisitions are capitalized as incurred. All of our real estate investments to date, including the Merger, were recorded as asset acquisitions.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company depreciates the amount allocated to building and improvements on a straight-line basis over their estimated useful lives not to exceed 35 years and the amount allocated to site improvements at our buildings, if any, over the estimated useful lives, not to exceed 15 years. The Company amortizes the amount allocated to intangibles related to in-place leases over the remaining term of the in-place lease.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company has deposited cash and cash equivalents with three financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. As of December 31, 2022, the Company had cash accounts in excess of FDIC insured limits. The Company has not incurred any losses from such accounts and management considers the risk to be minimal.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal, title and other third party costs associated with     obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close. Deferred financing costs related to the Company’s revolving credit facility are amortized on a straight-line basis and are classified in “Other Assets” in the consolidated balance sheets.
Offering and Organization Costs
Offering costs borne by the Company in connection with common stock offerings and private placements are reflected as a reduction of additional paid-in-capital. Offering costs borne by the Company in connection with its shelf registration will be deferred and recorded in "Other Assets" until such time the Company completes a common stock offering where all or a portion will be reclassified and reflected as a reduction of additional paid-in-capital. The deferred offering costs will be expensed upon the expiration of the shelf if the Company does not complete an equity offering. Organization costs are expensed as incurred.
Lease Classification

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
Lease classification for leases under which the Company is the lessor are evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to the Company at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable.
Lease classification for those leases under which the Company is the lessee are evaluated at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that we are reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company’s incremental borrowing rate. On the consolidated statements of operations, operating leases are expensed through rent expense while financing leases are expensed through amortization and interest expense.
Revenue Recognition
The Company’s triple-net leases are accounted for as operating leases. Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term, unless the collectability of minimum lease payments is not reasonably predictable. Rental increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated expenses as defined by the lease agreement that are paid directly by the tenant are not reflected in our consolidated financial statements.
Operating leases where the minimum lease payments are not reasonably predictable are recognized on a cash basis. Due to our tenants’ limited operating history and the uncertain regulatory environment in the United States relating to the cannabis industry, the Company records rental revenue for its operating leases on a cash basis. Any rental payments received in advance of contractual due dates are recorded as “Rent Received in Advance” on the accompanying consolidated balance sheets.
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
December 31, 2022
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Provision for Impairment
The Company reviews current activities and changes in the business condition of all of our properties to determine the existence of any triggering events or impairment indicators. The Company evaluates our real estate assets for impairment on a property-by-property basis. If triggering events or impairment indicators are identified, the Company analyzes the carrying value of its real estate for any impairment. Such impairment indicators include but are not limited to, deterioration in rent rates for a property, decline in projected rental rates, evidence of material physical damage to the property, holding period, and tenant defaults.
A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that the Company utilizes in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates.
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
Loans Receivable
Loans receivable originated by us are recorded at their principal amount, net of any premium or discount value on our consolidated balance sheets. Interest income on loans is recorded using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of “Interest Income from Loans” in the consolidated statements of operations.
Loan Payable
The Company records loan payable net of discounts on our consolidated balance sheets. The discount is amortized as a non-cash interest expense using the effective interest method or other method that is not materially different, over the life of the loan payable. Any premium amortization or discount accretion will be reflected as a component of “Interest Expense” in the consolidated statement of operations.
Earnings Per Share
The Company calculates earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) ASC 260 – Earnings Per Share (“ASC 260”). Under ASC 260, non-vested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. GAAP requires use of the two-class method in computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. The Company’s participating securities are not allocated a share of

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

the net loss, as the participating securities do not have a contractual obligation to share in the net losses of the Company.
Noncontrolling Interests
Noncontrolling interests represent limited partnership interest in the Operating Partnership not held by the Company. Noncontrolling interests in the Operating Partnership are shown in the consolidated statements of changes in equity.
Reclassifications
Certain prior year balances have been reclassified to conform to our current year presentation.
Recent Accounting Pronouncements

Description	Adoption Date	Effect on Financial Statements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which among other updates, clarifies that receivables arising from operating leases are not within the scope of this guidance and should be evaluated in accordance with Topic 842.	January 1, 2023	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements due to the limited nature of financial assets held by the Company subject to ASU 2016-13.

In July 2021, the FASB issued an update ("ASU 2021-05") Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases ("ASC 842"). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted.	January 1, 2022	The adoption of this standard did not have a material impact on the Company’s consolidation financial statements due to the nature of its leases.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 - Real Estate
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 - Real Estate (continued)
As of December 31, 2022, the Company owned 32 properties located in 12 states. The following table represents the Company’s real estate portfolio as of December 31, 2022 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(57)		$872
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(884)		8,907
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(844)		9,317
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(203)		13,376
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,964	11,565	14,529	(215)		14,314
Bloom Medicinal		Missouri	Cultivation	598	11,385	11,983	(139)		11,844
Calypso Enterprises		Pennsylvania	Cultivation	1,486	28,514	30,000	(417)		29,583
Columbia Care		California	Dispensary	1,082	2,692	3,774	(155)		3,619
Columbia Care		Illinois	Dispensary	162	1,053	1,215	(58)		1,157
Columbia Care		Illinois	Cultivation	801	10,560	11,361	(590)		10,771
Columbia Care		Massachusetts	Dispensary	108	2,212	2,320	(137)		2,183
Columbia Care		Massachusetts	Cultivation	1,136	12,690	13,826	(944)		12,882
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(4,282)		46,450
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(164)		2,768
Curaleaf		Florida	Cultivation	388	75,595	75,983	(4,093)		71,890
Curaleaf		Illinois	Dispensary	69	525	594	(33)		561
Curaleaf		Illinois	Dispensary	65	959	1,024	(62)		962
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(71)		1,663
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(188)		3,165
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(91)		2,083
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(198)		3,164
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(83)		1,835
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(122)		2,105
Greenlight	(2)	Arkansas	Dispensary	238	1,919	2,157	(117)		2,040
Mint		Arizona	Cultivation	2,400	10,541	12,941	—	‘(3)	12,941
Mint		Massachusetts	Cultivation	380	1,569	1,949	—	‘(3)	1,949
Organic Remedies		Missouri	Cultivation	204	20,615	20,819	(1,105)		19,714
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(184)		1,928
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(6)		1,544
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(71)		1,244
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(1,861)		40,999
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(2,362)		41,908

Total Real Estate				$21,427	$378,047	$399,474	$(19,736)		$379,738

(1) Includes construction in progress in the amount of $12.1 million that had been funded as of December 31, 2022.
(2) GL Partners, Inc. (Greenlight) took over as tenant however Curaleaf remains the guarantor subject to certain conditions in the lease agreement.
(3) This property is under development. Upon completion, the property will begin depreciation once assets are placed-in-service.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 - Real Estate (continued)
As of December 31, 2021, the Company owned 28 properties located in 11 states. The following table represents the Company’s real estate portfolio as of December 31, 2021 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(39)		$890
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(609)		9,182
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(581)		9,580
Columbia Care		California	Dispensary	1,082	2,692	3,774	(68)		3,706
Columbia Care		Illinois	Dispensary	162	1,053	1,215	(26)		1,189
Columbia Care		Illinois	Cultivation	801	10,560	11,361	(261)		11,100
Columbia Care		Massachusetts	Dispensary	108	2,212	2,320	(60)		2,260
Columbia Care		Massachusetts	Cultivation	1,136	12,690	13,826	(405)		13,421
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(2,835)		47,897
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(72)		2,860
Curaleaf		Florida	Cultivation	388	54,612	55,000	(2,165)		52,835
Curaleaf		Illinois	Dispensary	69	525	594	(14)		580
Curaleaf		Illinois	Dispensary	65	959	1,024	(27)		997
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(31)		1,703
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(83)		3,270
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(44)		2,130
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(87)		3,275
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(37)		1,881
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(54)		2,173
Curaleaf	(2)	Arkansas	Dispensary	238	1,919	2,157	(52)		2,105
Mint		Arizona	Cultivation	2,400	3,127	5,527	—	‘(3)	5,527
Mint		Massachusetts	Cultivation	380	1,220	1,600	—		1,600
Organic Remedies		Missouri	Cultivation	204	15,859	16,063	(31)		16,032
PharmaCann		Massachusetts	Dispensary	411	1,676	2,087	(81)		2,006
PharmaCann		Massachusetts	Dispensary	553	269	822	—		822
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(31)		1,284
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(653)		42,207
Trulieve		Pennsylvania	Cultivation	1,061	36,162	37,223	(809)		36,414
Total Real Estate				$15,649	$272,432	$288,081	$(9,155)		$278,926

(1) Includes construction in progress in the amount of $13.1 million that had been funded as of December 31, 2021.
(2) In 2022, GL Partners, Inc. (Greenlight) took over as tenant however Curaleaf remains the guarantor subject to certain conditions in the lease agreement.
(3) This property is under development. Upon completion, the property will begin depreciation once assets are placed-in-service.
Real Estate Acquisitions
During the year ended December 31, 2022, the Company invested approximately $67.0 million to acquire four cultivation facilities and one dispensary. The following table presents the real estate acquisitions for the year ended December 31, 2022 (in thousands):

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 - Real Estate (continued)

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs(1)
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	$7,301	‘(2)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Calypso Enterprises	Pennsylvania	Cultivation	August 5, 2022	30,000	‘(3)
PharmaCann	Ohio	Dispensary	November 3, 2022	1,550
Total				$66,959

(1) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and tenant improvement commitments funded at closing, if any, as of December 31, 2022. Excludes tenant improvement commitments not funded as of December 31, 2022. Excludes approximately $11.0 thousand of capitalized transaction costs on properties purchased prior to January 1, 2022.

(2) Includes approximately $5.0 million of tenant improvements funded at closing of the property.
(3) The Company entered into a $30.0 million mortgage loan on October 29, 2021 which converted to real estate through a sale leaseback transaction on August 5, 2022.
Excluding the Merger, during the year ended December 31, 2021, the Company invested approximately $63.2 million to acquire four cultivation facilities. The following table presents the real estate acquisitions for the year ended December 31, 2021 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Mint	Massachusetts	Cultivation	April. 1, 2021	$1,600
Mint	Arizona	Cultivation	June. 24, 2021	2,710
Revolutionary Clinics	Massachusetts	Cultivation	June. 30, 2021	42,853	‘(1)
Organic Remedies	Missouri	Cultivation	December. 20, 2021	16,032	‘(2)
Total				$63,195

(1) Includes $40.1 million in cash and 88,200 OP Units, valued at approximately $2.2 million, issued in connection with the purchase of the property. The Company was required to issue 132,727 OP Units pursuant to contribution agreement if certain conditions were met prior to June 30, 2022. These conditions were not met, and therefore the Company was relieved of it’s obligation to issue additional OP Units as of December 31, 2022.
(2) Includes approximately $11.1 million of TI funded at closing of the property.
Tenant Improvements Funded
During the year ended December 31, 2022, the Company funded approximately $45.2 million of Tenant Improvements (“TI”). The following table presents the tenant improvements funded for the year ended December 31, 2022 (in thousands):

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 - Real Estate (continued)

Tenant	Market	Site Type	Closing Date	TI Funded		Unfunded Commitments
Curaleaf	Florida	Cultivation	August 4, 2020	$20,983	(1)	$—
Mint	Massachusetts	Cultivation	April 1, 2021	349		—
Mint	Arizona	Cultivation	June 24, 2021	7,415		1,554	(2)
PharmaCann	Massachusetts	Dispensary	March 17, 2021	25		—
Trulieve	Pennsylvania	Cultivation	March 17, 2021	7,046	(3)	—
Organic Remedies	Missouri	Cultivation	December 20, 2021	4,745		282
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	4,682		534	(4)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—		750
Total				$45,245		$3,120

(1) On June 16, 2022, the Company funded the expansion of an existing property.
(2) The tenant has been paying rent for the remaining commitment since July 2022 in accordance with the lease agreement.
(3) The tenant had been paying rent for the TI since December 2021 in accordance with the lease agreement. As of May 2022, the TI had been fully funded.
(4) The unfunded commitment does not include a $16.5 million option but not obligation to acquire an adjacent property from the existing tenant.
Excluding the Merger, during the year ended December 31, 2021, the Company funded approximately $24.0 million of TI. The following table presents the tenant improvements funded for the year ended December 31, 2021 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded		Unfunded Commitments

Columbia Care	Massachusetts	Cultivation	March. 17, 2021	$659		$—
Mint	Massachusetts	Cultivation	April. 1, 2021	—		3,000
Mint	Arizona	Cultivation	June. 24, 2021	3,132	‘(1)	8,968
Trulieve	Pennsylvania	Cultivation	March. 17, 2021	9,088		7,046	(2)
Organic Remedies	Missouri	Cultivation	December. 20, 2021	11,106	‘(3)	5,027
Total				$23,985		$24,041

(1) Includes approximately $315.0 thousand of TI funded at closing of the property.
(2) The tenant had been paying rent for the unfunded commitments since December 2021 in accordance with the lease agreement.
(3) Includes approximately $11.1 million of TI funded at closing of the property.
Disposal of Real Estate
On March 21, 2022, the Company sold one of our PharmaCann Massachusetts properties for approximately $0.8 million. The Company recognized a loss on sale of the property of $60.1 thousand. Subsequent to the sale, the lease payments from each of the remaining properties operated by PharmaCann, increased by the amount of rent that would have been received from the PharmaCann Massachusetts property that was sold. The increased rent discontinued upon acquisition of a third property operated by PharmaCann, that was acquired on November 3, 2022 in Wapakoneta, OH.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 - Real Estate (continued)
Construction in Progress
Construction in progress was $12.1 million and $13.1 million on December 31, 2022 and December 31, 2021, respectively and is included in “Buildings and Improvements” in the accompanying consolidated balance sheets.
Depreciation and Amortization
Depreciation expense was approximately $10.6 million and $6.5 million for the years ended December 31, 2022 and 2021, respectively.
Amortization of the Company’s acquired in-place lease intangible assets were approximately $2.2 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. Acquired in-place lease intangible assets have a weighted average remaining amortization period of 11.2 years.
In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of December 31, 2022 (in thousands):

Year	Amortization Expense
2023	$1,985
2024	1,985
2025	1,985
2026	1,985
2027	1,985
Thereafter	11,840
Total	$21,765
The following table presents the future contractual minimum rent under the Company’s operating leases as of December 31, 2022 (in thousands):

Year	Contractual Minimum Rent
2023	$49,015
2024	50,308
2025	51,606
2026	52,938
2027	54,305
Thereafter	560,891
Total	$819,063
Concentration of Credit Risk
The ability of any of our tenants to honor the terms of its lease is dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 - Real Estate (continued)
As of December 31, 2022, we owned 32 properties located in Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.
The following table presents the tenants in our portfolio that represented the largest percentage of our total rental income for each of the periods presented:

	For the Year Ended December 31,
	2022		2021
	Number of Leases	Percentage of Rental Income	Number of Leases	Percentage of Rental Income
Curaleaf	10	24%	11	32%
Cresco Labs	1	15%	1	23%
Revolutionary Clinics	1	12%	1	9%
Trulieve	1	13%	1	11%
Columbia Care	5	10%	5	11%
Acreage	3	7%	3	10%
Organic Remedies	1	5%	1	0%
Impairment
The Company reviewed tenant activities and changes in the business condition of all of its properties and did not identify the existence of any triggering events or impairment indicators. Accordingly, as of December 31, 2022 and December 31, 2021, no impairment losses were recognized.
Note 4 – Loans Receivable
Mortgage Loan
The Company funded a $30.0 million mortgage loan to HDAI on October 29, 2021. Collateral for the loan included a first-lien mortgage on a cultivation and processing facility in Erie, Pennsylvania. The loan bore interest at 12.25% and was structured to convert to a twenty year sale leaseback, unless a specific provision in the loan agreement was satisfied prior to July 29, 2022. HDAI funded a $2,756,250 interest reserve at closing.
On August 5, 2022 the mortgage loan converted to a twenty year sale leaseback and the Company recorded land and building and improvements which is included in "Total Real Estate" on the consolidated balance sheets as of December 31, 2022.
Loan Receivable
The Company funded a $5.0 million unsecured loan to Bloom Medicinals on June 10, 2022. The loan initially bears interest at a rate of 10.25% and is structured to increase by 2.25% annually. The loan can be prepaid at any time without penalty and matures on June 30, 2026. The loan is cross defaulted with their lease agreement with the Company. As of December 31, 2022, the aggregate principal amount outstanding on the unsecured loan receivable was $5.0 million.
Note 5 – Financings
Seller Financing
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million was paid in January 2022. The remaining principal is payable in annual installments of $1.0 million in each of January 2023 and 2024. The loans outstanding balance as of December 31, 2022 was $2.0 million and the remaining unamortized discount was $13.5 thousand.
Revolving Credit Facility
On May 6, 2022, the Company's Operating Partnership entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time (the “Agent”). The Loan and Security Agreement matures on May 6, 2027. The Loan and Security Agreement provides, subject to the Accordion Feature described below, $30.0 million in aggregate commitments for secured revolving loans (“Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder which are owned by certain subsidiaries of the Operating Partnership. On July 29, 2022, the Operating Partnership entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement, to increase the aggregate commitment under the Revolving Credit Facility from $30.0 million to $90.0 million and added two additional lenders. The Loan and Security Agreement also allows the Company, subject to certain conditions, to request additional revolving incremental loan commitments such that the Revolving Credit Facility may be increased to a total aggregate principal amount of up to $100.0 million. Borrowings under the Revolving Credit Facility may be voluntarily prepaid and re-borrowed, subject to certain fees. The Revolving Credit Facility bears a fixed rate of 5.65% for the first three years and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1.0% or (b) 4.75%. The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2022, the Company is compliant with the covenants of the agreement.
As of December 31, 2022, the Revolving Credit Facility had $89.0 million in funds available to be drawn subject to the pledge of additional collateral of fee simple real estate owned by certain subsidiaries of the Operating Partnerships, which was completed shortly after December 31, 2022.
The outstanding borrowings under the revolving credit facility was $1.0 million as of December 31, 2022.
Note 6 - Related Party Transactions
Merger Agreement
In connection with the Merger, the Company entered into an Investor Rights Agreement. The Investor Rights Agreement provides the stockholders party thereto with certain rights with respect to the nomination of members to our board of directors. Prior to the completion of our IPO, pursuant to the Investor Rights Agreement, HG Vora had the right to nominate four directors to our board of directors. Following the completion of our IPO, for so long as HG Vora owns (i) at least 9% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate two of the members of our board of directors, and (ii) at least 5% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate one member of our board of directors. If HG Vora owns less than 5% of our issued and outstanding common stock for 60 consecutive days, then HG Vora may not nominate any members of our board of directors pursuant to the Investor Rights Agreement.
Prior to the completion of our IPO, NLCP Holdings, LLC had the right to designate three directors to our board of directors. Subsequent to our IPO, NLCP Holdings, LLC no longer had these rights.
Prior to the completion of our IPO, West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Foundation, Gary and Mary West Health Endowment, Inc., Gary and Mary West 2012 Gift Trust and WFI Co-Investments acting unanimously, collectively referred to as the “West Stockholders,” did not have a director

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 6 - Related Party Transactions (continued)
nomination right. Following the completion of our IPO, the West Stockholders may nominate one member of our board of directors for so long as the West Stockholders own in the aggregate at least 5% of the issued and outstanding shares of our common stock. If the West Stockholders own in the aggregate less than 5% of our issued and outstanding common stock for 60 consecutive days, then the West Stockholders may not nominate any members of our board of directors pursuant to the Investor Rights Agreement.
Prior to the completion of our IPO, NL Ventures, LLC (“Pangea”) did not have a director nomination right. Following the completion of our IPO, Pangea may nominate one member of our board of directors for so long as Pangea owns at least 4% of our issued and outstanding common stock for 60 consecutive days. If Pangea owns less than 4% of our issued and outstanding common stock for 60 consecutive days, then Pangea may not nominate any members of our board of directors pursuant to the Investor Rights Agreement. The Company made payments to Pangea for reimbursed expenses and services of $0 and $53,494 during the years ended December 31, 2022 and 2021, respectively.
Separation and Retirement of Executive Officers
In connection with the separation agreements of the former chief financial officer in June 2022 and the former chief executive officer in July 2022, the Company incurred one-time severance costs of approximately $1.8 million, which is included in “Compensation Expense” on our consolidated statement of operations.
Note 7 - Noncontrolling Interests
The Company’s noncontrolling interests represent limited partnership interests in the Operating Partnership not held by the Company. Noncontrolling interests represented 1.7% and 2.1% ownership interest in the Company, at December 31, 2022 and 2021, respectively.
The following table presents the activity for the Company’s noncontrolling interest issued by the Operating partnership for the years ended December 31, 2022 and 2021:

	2022			2021
	Common Shares	OP Units	Noncontrolling Interests %	Common Shares	OP Units	Noncontrolling Interests %

Balance at January 1,	21,235,914	453,303	2.1%	7,758,145	365,103	4.5%
Common Stock Issued	—	—	—%	13,477,769	—	—%
Restricted Stock Units Converted, net of taxes	92,559	—	—%	—	—	—%
OP Units Issued	—	—	—%	—	88,200	—%
OP Units Converted	79,721	(79,721)	—%	—	—	—%
Balance at December 31,	21,408,194	373,582	1.7%	21,235,914	453,303	2.1%
Note 8 - Stock Based Compensation
Our board of directors adopted our 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable us to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 8 - Stock Based Compensation (continued)
exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of December 31, 2022, there were 2,081,600 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to PSUs.
Restricted Stock Units
During the years ended December 31, 2022 and 2021, the Company granted 19,362 and 89,498 Restricted Stock Units (“RSUs”) to certain directors, officers and employees of the Company, respectively. Total outstanding RSUs as of December 31, 2022 and 2021 are 47,789 and 176,825, respectively. Of the 47,789 outstanding RSUs as of December 31, 2022, 9,041 RSUs were not issued pursuant to a formal plan, were granted prior to the IPO, and became fully vested upon the IPO. 38,748 RSUs were granted pursuant to the Plan subsequent to the IPO. During the year ended December 31, 2022, 26,559 RSUs vested and 8,566 RSUs were forfeited. During the year ended December 31, 2021, 91,883 RSUs vested and 0 were forfeited. RSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock upon vesting. Each RSU is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock upon vesting.
During the years ended December 31, 2022 and 2021, the Company paid $17,628 and $0, respectively, of dividend equivalents that became earned upon vesting of RSUs. Unearned dividend equivalents on unvested RSUs as of December 31, 2022 and 2021 were $38,575 and $14,279, respectively.
The amortization of compensation costs for the awards of RSUs are included in “Stock-Based Compensation” in the accompanying consolidated statements of operations and amount to approximately $0.9 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively. Included in the $0.9 million of stock-based compensation for the year ended December 31, 2022, is approximately $0.2 million of accelerated expense related to the retirement and separation of certain officers. The remaining unrecognized compensation cost of approximately $0.5 million for RSU awards is expected to be recognized over a weighted average amortization period of 0.7 years as of December 31, 2022.
The following table sets forth our unvested RSU activity for the years ended December 31, 2022 and 2021 :

	2022		2021
	Number of Unvested Shares of RSUs	Weighted-Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1,	45,018	$27.49	47,403	$20.99
Granted	19,362	$20.54	89,498	$24.67
Forfeited	(8,566)	$27.49	—	$—
Vested	(26,559)	$27.49	(91,883)	$21.39
Balance at December 31,	29,255	$22.89	45,018	$27.49
Performance Stock Units
During the years ended December 31, 2022 and 2021, the Company granted 0 and 77,742 Performance Stock Units (“PSUs”) to officers or employees of the Company, respectively. Total outstanding PSUs as of December 31, 2022 and 2021 are 66,841 and 77,742, respectively. All PSUs were granted pursuant to the Plan subsequent to the IPO. During the years ended December 31, 2022 and 2021, 10,901 and 0 PSUs were forfeited, respectively. PSUs vest subject to the achievement of relative total shareholder return as measured against a peer group of companies and absolute compounded annual growth in stock price during each performance period. The actual number of shares of common stock issued will range from 0 to 133,682 depending upon performance. The

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 8 - Stock Based Compensation (continued)
performance periods are August 13, 2021 through December 31, 2023 and January 1, 2022 through December 31, 2024, and 18,858 and 47,983 PSUs are scheduled to vest at the end of each performance period, respectively. PSUs are recorded at fair value which involved using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. A fair value of $24.15 and $24.00 were used for PSUs with performance periods ending December 31, 2023 and 2024, respectively.
PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award. Each PSU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of common stock issued per PSU vesting.
Unearned dividend equivalents on unvested PSUs as of December 31, 2022 and 2021 were $116,972 and $24,100, respectively.
The amortization of compensation costs for the awards of PSUs are included in “Stock-Based Compensation” in the accompanying consolidated statements of operations and amount to approximately $0.6 million and $32.4 thousand for the years ended December 31, 2022 and 2021, respectively. The remaining unrecognized compensation cost of approximately $1.0 million for PSU awards is expected to be recognized over a weighted average amortization period of 0.9 years as of December 31, 2022.
The following table sets forth our unvested performance stock activity for the years ended December 31, 2022 and 2021:

	2022		2021
	Number of Unvested Shares of PSUs	Weighted-Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1,	77,742	$24.04	-	$-
Granted	-	-	77,742	24.04
Vested	-	-	-	-
Forfeited	(10,901)	$24.03	-	-
Balance at December 31,	66,841	$24.04	77,742	$24.04
Stock Options
Prior to the completion of the IPO, the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options vested on August 31, 2020. The Options are exercisable upon the earliest of (i) the second anniversary of the Grant Date; (ii) termination of the grantee’s employment or service by the Company other than for cause, or by the grantee for “good reason”, the grantee’s death or disability or (iii) a change in control, as defined. As of December 31, 2022, 615,838 of the 791,790 Option Grants issued to the Company’s former employees and a director are exercisable. The options expire on July 15, 2027.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 8 - Stock Based Compensation (continued)
The following table summarizes stock option activity during the years ended December 31, 2022 and 2021:

	2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Non-Exercisable at January 1,	175,952	$24.00	263,928	$24.00
Granted	-	-	-	-
Exercisable	-	-	(87,976)	-
Non-Exercisable at December 31,	175,952	24.00	175,952	24.00
Note 9 - Warrants
On March 17, 2021, in connection with the Merger, the Company entered into a warrant agreement which granted the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants are immediately exercisable and expire on July 15, 2027.
The following table summarizes warrant activity for the years ended December 31, 2022 and 2021:

	2022		2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants(1)	Weighted Average Exercise Price
Exercisable at January 1,	602,392	$24.00	-	$24.00
Granted	-	-	602,392	-
Exercised	-	-	-	-
Exercisable at December 31,	602,392	$24.00	602,392	$24.00

(1) Warrants granted on March 17, 2021.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 10 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share data):

	For the Year Ended December 31,
	2022	2021
Numerator:
Net Income Attributable to Common Stockholders	$21,976	$11,229
Add: Preferred Stock Dividends	—	4
Add: Net Income Attributable to Noncontrolling Interest	380	356
Net Income Attributable to Common Stockholders - Diluted	22,356	11,589

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	21,418,484	17,011,991
Dilutive Effect of OP Units	392,305	453,303
Dilutive Effect of Options and Warrants	—	98,974
Dilutive Effect of Unvested Restricted Stock Units	—	2,202
Weighted Average Shares of Common Stock - Diluted	21,810,789	17,566,470

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$1.03	$0.66
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$1.03	$0.65
During the year ended December 31, 2022, the effect of including OP Units were included in our calculation of weighted average shares of common stock outstanding – diluted. The effect of unvested RSUs and outstanding stock options and warrants were excluded in our calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the year ended December 31, 2021, the effect of including OP Units, outstanding stock options and warrants and unvested RSUs were included in our calculation of weighted average shares of common stock outstanding – diluted.
Note 11 - Stockholder’s Equity
Preferred Stock
On April 6, 2021, the Company redeemed the 125 shares of Series A Preferred Stock outstanding. The shares were redeemed at a redemption price of $1,000 per share, plus accrued and unpaid dividends and an early redemption fee for a total payment of $137,416, in cash. As of December 31, 2022, there were no shares of Series A preferred stock outstanding.
On September 15, 2022, the board of directors approved all 125 authorized but unissued shares of the Company’s 12.5% Series A Redeemable Cumulative Preferred Stock to be reclassified into shares of preferred stock of the Company, $0.01 par value per share, without designation as to class or series.
Common Stock
Activity for the year ended December 31, 2022:

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
During the year ended December 31, 2022, 79,721 OP Units and 92,559 RSUs were converted into shares of our common stock.
Activity for the year ended December 31, 2021:
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
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice. As of December 31, 2022, the Company has not repurchased any shares of common stock under the stock repurchase program.
Dividends
The following tables describe the cash dividends, dividend equivalents on vested RSUs and, in our capacity as general partner of the operating partnership, authorized distributions on our OP Units declared by the Company during the years ended December 31, 2022 and 2021:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 15, 2022	March 31, 2022	January 1, 2022 to March 31, 2022	April 14, 2022	$0.33
June 15, 2022	June 30, 2022	April 1, 2022 to June 30, 2022	July 15, 2022	0.35
September 15, 2022	September 30, 2022	July 1, 2022 to September 30, 2022	October 14, 2022	0.37
December 15, 2022	December 30, 2022	October 1, 2022 to December 30, 2022	January 13, 2023	0.39
Total				$1.44

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
February 27, 2021	February 27, 2021	January 1, 2021 to March 16, 2021	March 22, 2021	$0.15
March 15, 2021	March 15, 2021	January 1, 2021 to March 16, 2021	March 29, 2021	0.08
June 16, 2021	June 30, 2021	March 17, 2021 to June 30, 2021	July 15, 2021	0.24
August 11, 2021	August 11, 2021	July 1, 2021 to August 12, 2021	August 12, 2021	0.12
September 15, 2021	September 30, 2021	August 13, 2021 to September 30, 2021	October 15, 2021	0.12
December 15, 2021	December 31, 2021	October 1, 2021 to December 31, 2021	January 15, 2022	0.31
Total				$1.02

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
During the year ended December 31, 2021, the Company paid cash dividends on our Series A Preferred Stock totaling $4,167.
During the years ended December 31, 2022 and 2021, the Company paid $17,628 and $0, respectively, of dividend equivalents that became earned upon vesting of RSUs. The Company had accrued unearned dividend equivalents on unvested RSUs and unvested PSUs of $155,547 and $38,379 as of December 31, 2022 and 2021, respectively.
Note 12 - Fair Value Measurements
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
Level 2 – Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
The following table presents the carrying value and estimated fair value of financial instruments at December 31, 2022 and 2021 (in thousands)

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Note Receivable(1)	$5,000	$4,952	N/A	N/A
Revolving Credit Facility(2)	$1,000	$915	N/A	N/A
Seller Financing(2)	$1,986	$1,942	$3,759	$3,759

(1) The fair value measurement of the $5.0 million Note Receivable is based on unobservable inputs, and as such, is classified as Level III.
(2) This fair value measurement of the Company’s Revolving Credit Facility and Seller Financing is based on observable inputs, and as such, are classified as Level II
As of December 31, 2022, the carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and accrued expenses, and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments.

As of December 31, 2021, the carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and accrued expenses, and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. The Company’s $30.0 million mortgage loan receivable’s carrying amount approximates its fair value due to the generally short-term nature and the market rates of interest of this instrument. The fair value measurement of the mortgage loan receivable is based on unobservable inputs, and as such is classified as a Level III.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 13 - Commitments and Contingencies
As of December 31, 2022, the Company had aggregate unfunded commitments to invest $3.1 million to develop and improve of our existing cultivation facilities in Arizona, Missouri and Pennsylvania. Refer to Note 15- “Subsequent Events” for details on commitments the Company entered into after December 31, 2022.
As of December 31, 2022, the Company is the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72.0 thousand in year one to $85.0 thousand in year four.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 14 - Leases
As Lessor
Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Our tenants operate in the fast-growing cannabis industry. All of our leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain of our leases also contain a Tenant Improvement Allowance (“TIA”). TIA is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if the full TIA has been funded, even if there are still unfunded commitments. TIA also contains annual increases which generally increase at the same rate as base rent, per the lease agreement. Certain of our leases provide the lessee with a right of first refusal or right of first offer in the event we market the leased property for sale.
Two of the Company’s leases that were entered into in December 2020 provide the lessee with a purchase option to purchase the leased property at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property for an amount based on the fair market value of our investment. As of December 31, 2022, our gross investment in these two properties was approximately $6.3 million.
As Lessee
As of December 31, 2022 the Company was the lessee under one office lease that qualifies under the right-of-use ("ROU") model. The Company record a ROU asset of $273,048 which is classified in “Other Assets” on our consolidated balance sheet through a ROU model, in which we record a ROU asset and a lease liability. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent. The lease liability is included in “Other Liabilities” our consolidated balance sheet.
The following table presents the future contractual rent obligations as lessee as December 31, 2022 (in thousands):

Year	Contractual Base Rent
2023	$73
2024	75
2025	77
2026	52
2027	—
Thereafter	—
Total Minimum Lease Payments	$277
Amount Discounted Using Incremental Borrowing Rate	30
Total Lease Liability	$247
As of December 31, 2022, the weighted-average discount rate used to calculate the lease liability was 5.65% and remaining lease term was 3.7 years, inclusive of purchase options expected to be exercised.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 15 - Subsequent Events
Tenant Improvements
Subsequent to December 31, 2022, the Company funded approximately $1.4 million of tenant improvements to our cultivation facilities in Massachusetts and Missouri.
Seller Financing
On January 3, 2023, the Company paid down $1.0 million of its loan payable to the seller of a cultivation facility in Chaffee, Missouri. The remaining outstanding balance after payment is $1.0 million.
Real Estate Acquisitions
In March 2023, the Company exercised its option with Bloom Medicinal and acquired a parcel of land adjacent to the Company’s Missouri property $350.0 thousand. The option includes an expansion to the existing cultivation facility and the Company will provide up to $16.2 million to fund the expansion.
In March 2023, the Company executed a non-binding Letter of Intent with The Mint Cannabis to provide up to $7.5 million for improvements to the cultivation and processing facility under construction located in Phoenix, Arizona.
Non-Performing Tenant
In the first quarter of 2023, Revolutionary Clinics failed to pay contractual rent for January, February and to date March, under one lease agreement. The Company is currently in discussion with the tenant to negotiate a resolution, which could include rent deferrals. The Company has approximately three months of security deposits, which it may apply all or a portion towards the outstanding rent.