Form 10-Q
period 2023-03-31
NewLake Capital Partners, Inc.
filed 2023-05-10
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 9, 2023 was 21,358,887.

NewLake Capital Partners, Inc.
FORM 10-Q
March 31, 2023
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets:	(Unaudited)	(Audited)
Real Estate
Land	$21,397	$21,427
Building and Improvements	377,880	378,047
Total Real Estate	399,277	399,474
Less Accumulated Depreciation	(22,796)	(19,736)
Net Real Estate	376,481	379,738
Cash and Cash Equivalents	41,498	45,192
In-Place Lease Intangible Assets, net	21,268	21,765
Loan Receivable	5,000	5,000
Property Held for Sale	1,949	—
Other Assets	2,260	2,554
Total Assets	$448,456	$454,249

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,274	$1,659
Revolving Credit Facility	1,000	1,000
Loan Payable, net	990	1,986
Dividends and Distributions Payable	8,483	8,512
Security Deposits	7,469	7,774
Rent Received in Advance	651	1,375
Other Liabilities	478	1,005
Total Liabilities	20,345	23,311

Commitments and Contingencies

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 and 0 Shares Issued and Outstanding, Respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 21,358,887 and 21,408,194 Shares Issued and Outstanding, Respectively	214	214
Additional Paid-In Capital	455,470	455,822
Accumulated Deficit	(34,956)	(32,487)
Total Stockholders' Equity	420,728	423,549

Noncontrolling Interests	7,383	7,389
Total Equity	428,111	430,938

Total Liabilities and Equity	$448,456	$454,249
The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Rental Income	$11,157	$9,097
Interest Income from Loans	128	919
Fees and Reimbursables	131	150
Total Revenue	11,416	10,166

Expenses:
Depreciation and Amortization Expense	3,561	2,679
General and Administrative Expenses:
Compensation Expense	819	836
Stock-Based Compensation	308	405
Professional fees	322	541
Other General and Administrative Expenses	564	532
Total General and Administrative Expenses	2,013	2,314
Total Expenses	5,574	4,993

Loss on Sale of Real Estate	—	(60)

Income From Operations	5,842	5,113

Other Income (Expenses):
Interest Income	220	48
Interest Expense	(92)	(27)
Total Other Income (Expense)	128	21

Net Income	5,970	5,134

Net Income Attributable to Noncontrolling Interests	(102)	(117)

Net Income Attributable to Common Stockholders	$5,868	$5,017

Net Income Attributable to Common Stockholders Per Share - Basic	$0.27	$0.24

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.27	$0.23

Weighted Average Shares of Common Stock Outstanding - Basic	21,423,470	21,382,069

Weighted Average Shares of Common Stock Outstanding - Diluted	21,797,316	21,931,352
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Par

Balance as of December 31, 2022	21,408,194	$214	$455,822	$(32,487)	$7,389	$430,938
Repurchase of Common Stock	(49,307)	—	(622)	—	—	(622)
Stock-Based Compensation	—	—	308	—	—	308
Dividends to Common Stock	—	—	—	(8,330)	—	(8,330)
Dividend Equivalents to Restricted Stock Units	—	—	—	(7)	—	(7)
Distributions to OP Unit Holders	—	—	—	—	(146)	(146)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(38)	—	38	—
Net Income	—	—	—	5,868	102	5,970
Balance as of March 31, 2023	21,358,887	$214	$455,470	$(34,956)	$7,383	$428,111

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Par
Balance as of December 31, 2021	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335
Conversion of Vested RSUs to Common Stock	3,002	—	126	—	(126)	—
Conversion of OP Units to Common Stock	61,494	—	1,104	—	(1,104)	—
Stock-Based Compensation	—	—	405	—	—	405
Dividends to Common Stock	—	—	—	(7,029)	—	(7,029)
Dividend Equivalents to Restricted Stock Units	—	—	—	—	(42)	(42)
Distributions to OP Unit Holders	—	—	—	—	(129)	(129)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	139	—	(139)	—
Net Income	—	—	—	5,017	117	5,134
Balance as of March 31, 2022	21,300,410	$213	$452,690	$(25,586)	$10,357	$437,674
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31. 2023	March 31, 2022
Cash Flows from Operating Activities:
Net Income	$5,970	$5,134
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	308	405
Loss on Sale of Real Estate	—	60
Depreciation and Amortization Expense	3,557	2,679
Amortization of Debt Issuance Costs	64	—
Amortization of Debt Discount	3	7
Changes in Assets and Liabilities
Other Assets	259	(121)
Accounts Payable and Accrued Expenses	(383)	(685)
Security Deposits	(305)	—
Interest Reserve	—	(919)
Rent Received in Advance	(724)	(323)
Other Liabilities	(512)	—
Net Cash Provided by Operating Activities	8,237	6,237

Cash Flows from Investing Activities:
Escrow Deposits	—	(7,300)
Reimbursements of Tenant Improvements	(1,402)	(3,443)
Acquisition of Real Estate	(350)	—
Disposition of Real Estate	—	761
Net Cash Used in Investing Activities	(1,752)	(9,982)

Cash Flows from Financing Activities:
Repurchase of Common Stock	(622)	—
Common Stock Dividends Paid	(8,349)	(6,593)
Restricted Stock Units Dividend Equivalents Paid	(17)	(42)
Distributions to OP Unit Holders	(146)	(129)
Principal Repayment on Loan Payable	(1,000)	(1,800)
Deferred Financing Costs	(45)	—
Net Cash Used in Financing Activities	(10,179)	(8,564)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,694)	(12,309)
Cash and Cash Equivalents - Beginning of Period	45,192	127,097

Cash and Cash Equivalents - End of Period	$41,498	$114,788
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$94	$5
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$8,483	$7,200
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 1 - Organization
NewLake Capital Partners, Inc. (the “Company”), a Maryland corporation, was formed on April 9, 2019, under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale-leaseback and build-to-suit transactions for the cannabis industry. The Company’s year-end is December 31. On March 17, 2021, GARE completed a merger (the “Merger”) with another company (the “Target”) that owned a portfolio of cultivation facilities and dispensaries utilized in the cannabis industry, and renamed itself “NewLake Capital Partners, Inc.” The Merger was completed through the issuance of 7,699,887 shares of common stock valued at $21.15 per share and warrants to purchase up to 602,392 shares of the Company’s common stock valued at approximately $4.8 million. Upon completion of the Merger, the Company owned 24 properties across nine states. In connection with the Merger, the Company also entered into various arrangements and agreements with certain of the Company's significant stockholders, including director nomination rights.
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
The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as wholly owned subsidiaries of the Operating Partnership’s and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. The accompanying unaudited financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. In managements opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023.
Substantially all of the Company's asset are held by and all of its' operations are conducted through the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. Noncontrolling investors in the Operating Partnership are included in Noncontrolling Interest in the Company's consolidated financial statements. Refer to Note 8 for details. The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2023 and December 31, 2022, the assets and liabilities of

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management will adjust such estimates when facts and circumstances dictate. Such estimates include, but are not limited to, useful lives for depreciation of property, the fair value and impairment of property and in-place lease intangibles acquired, and the fair value of stock-based compensation. Actual results could differ from those estimates.
Reclassification
Certain prior year balances have been reclassified to conform to the Company's current year presentation.
Significant Accounting Policies
There have been no significant changes to the Company's accounting polices included in Note 2 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 3 - Real Estate
As of March 31, 2023, the Company owned 32 properties, including one that is classified as held for sale, located in 12 states. The following table presents the Company's held for investment real estate portfolio as of March 31, 2023 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements	Total Real Estate	Accumulated Depreciation	Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(62)	$867
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(953)	8,838
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(910)	9,251
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(297)	13,282
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,964	11,565	14,529	(314)	14,215
Bloom Medicinal		Missouri	Cultivation	948	11,919	12,867	(232)	12,635
Calypso Enterprises		Pennsylvania	Cultivation	1,486	28,514	30,000	(668)	29,332
Columbia Care		California	Dispensary	1,082	2,692	3,774	(176)	3,598
Columbia Care		Illinois	Dispensary	162	1,053	1,215	(66)	1,149
Columbia Care		Illinois	Cultivation	801	10,560	11,361	(673)	10,688
Columbia Care		Massachusetts	Dispensary	108	2,212	2,320	(156)	2,164
Columbia Care		Massachusetts	Cultivation	1,136	12,690	13,826	(1,079)	12,747
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(4,643)	46,089
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(187)	2,745
Curaleaf		Florida	Cultivation	388	75,595	75,983	(4,649)	71,334
Curaleaf		Illinois	Dispensary	69	525	594	(37)	557
Curaleaf		Illinois	Dispensary	65	959	1,024	(70)	954
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(81)	1,653
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(214)	3,139
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(102)	2,072
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(226)	3,136
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(95)	1,823
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(140)	2,087
Greenlight	(1)	Arkansas	Dispensary	238	1,919	2,157	(134)	2,023
Mint	(2)	Arizona	Cultivation	2,400	11,293	13,693	—	13,693
Organic Remedies		Missouri	Cultivation	204	20,731	20,935	(1,369)	19,566
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(209)	1,903
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(15)	1,535
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(81)	1,234
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(2,164)	40,696
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(2,794)	41,476
Total Real Estate(3)				$21,397	$377,880	$399,277	$(22,796)	$376,481

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 3 - Real Estate (continued)
(1) GL Partners, Inc. (Greenlight) took over as tenant, however Curaleaf remains the guarantor subject to certain conditions in the lease agreement.
(2) This property is under development. Once completed and placed in service, the Company will start depreciating this property.
(3) The table does not include one property held for sale.
Real Estate Acquisitions
During the three months ended March 31, 2023, the Company invested approximately $350 thousand to acquire one parcel of land and committed to fund $16.2 million to expand a cultivation facility in Missouri . The following table presents the real estate acquisition for the three months ended March 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	March 3, 2023	$350	(1)
Total				$350
(1)The Company exercised its option to purchase the adjacent parcel of land to expand its cultivation facility in Missouri and has committed to fund $16.2 million for the expansion.
During the year ended December 31, 2022, the Company invested approximately $67.0 million to acquire four cultivation facilities and one dispensary. The following table presents the real estate acquisitions for the year ended December 31, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs(1)
Bloom Medicinal	Missouri	Cultivation	April 01, 2022	7,301	(2)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Calypso Enterprises	Pennsylvania	Cultivation	August 05, 2022	30,000	(3)
PharmaCann	Ohio	Dispensary	November 03, 2022	1,550
Total				$66,959
(1)     Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and TI commitments funded at closing, if any, as of December 31, 2022. Excludes TI commitments not funded as of December 31, 2022. Excludes approximately $11.0 thousand of capitalized transaction costs on properties purchased prior to January 1, 2022.
(2)      Includes approximately $5.0 million of TI funded at closing of the property.
(3)     The Company entered into a $30.0 million mortgage loan on October 29, 2021 which converted to a sale-leaseback on August 5, 2022.
Conversion of Mortgage Loan
The Company funded a $30.0 million mortgage loan to Hero Diversified Associates, Inc. (“HDAI" or "Calypso") on October 29, 2021. On August 5, 2022 the mortgage loan converted to a twenty year sale-leaseback and the Company recorded land and building and improvements which have been included in "Total Real Estate" on the consolidated balance sheets.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 3 - Real Estate (continued)
Tenant Improvements Funded
During the three months ended March 31, 2023, the Company funded approximately $1.4 million of tenant improvements. The following table presents the tenant improvements funded for the three months ended March 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded	Unfunded Commitments
Mint	Arizona	Cultivation	June 24, 2021	$752	$802	(1)
Organic Remedies	Missouri	Cultivation	December 20, 2021	116	166
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	534	16,150
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—	750
Total				$1,402	$17,868
(1)The tenant has been paying rent for the remaining commitment since July 2022 in accordance with the lease agreement.
During the year ended December 31, 2022, the Company funded approximately $45.2 million of tenant improvements. The following table presents the tenant improvements funded for the year ended December 31, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded		Unfunded Commitments
Curaleaf	Florida	Cultivation	August 4, 2020	$20,983	'(1)	$—
Mint	Massachusetts	Cultivation	April 1, 2021	349		—
Mint	Arizona	Cultivation	June 24, 2021	7,415		1,554	'(2)
PharmaCann	Massachusetts	Dispensary	March 17, 2021	25		—
Trulieve	Pennsylvania	Cultivation	March 17, 2021	7,046	'(3)	—
Organic Remedies	Missouri	Cultivation	December 20, 2021	4,745		282
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	4,682		534	'(4)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—		750
Total				$45,245		$3,120
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
Disposal of Real Estate
There were no sales of real estate during the three months ended March 31, 2023.
On March 21, 2022, the Company sold one of its Massachusetts properties for approximately $0.8 million, which was leased to PharmaCann. The Company recognized a loss on sale of the property of $60 thousand. The Company continued to collect the rent that would have been received from the Massachusetts property through increased lease payments from each of the remaining two properties leased by PharmaCann until the acquisition of a third property that was leased to PharmaCann in November 2022.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 3 - Real Estate (continued)
Real Estate Held for Sale
As of March 31, 2023, the Company is under contract with a broker to sell a property with a carrying amount $1.9 million located in Massachusetts. The property is available for immediate sale in its present condition and management expects the property will sell within one year. A property that is held for sale is required to be recorded at the lower of carrying amount or fair value less cost to sell with a loss recognized if the carrying amount of the property exceeds its fair value less cost to sell. As of March 31, 2023, the property was recorded at its carry value as a result of a make whole provision in the lease agreement.
At March 31, 2023, the property's initial recording amount was $1.9 million and it is classified in "Property Held for Sale" in the accompanying consolidated balance sheet.
Construction in Progress
Construction in progress was $12.9 million and $12.1 million on March 31, 2023 and December 31, 2022, respectively, and is included in "Buildings and Improvements" in the accompanying consolidated balance sheets.
Depreciation and Amortization
Depreciation expense for the three months ended March 31, 2023 and 2022, was $3.1 million and $2.2 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended March 31, 2023 and 2022. The acquired in-place lease intangible assets have a weighted average remaining amortization period of 10.9 years.
In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of March 31, 2023 (in thousands):

Year	Expense
2023 (nine months ending December 31, 2023)	$1,489
2024	1,985
2025	1,985
2026	1,985
2027	1,985
Thereafter	11,839
Total	$21,268

Impairment
The Company reviewed tenant activities and changes in the business condition of all of its properties and reviewed the existence of potential triggering events or impairment indicators to determine if there is impairment. Based on its review, as of March 31, 2023 and March 31, 2022 no impairment losses were recognized.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. The Company's tenants operate in the fast-growing cannabis industry. All of the Company's leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain of the Company's leases also contain a Tenant Improvement Allowance (“TIA”). TIA is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if the full TIA has been funded, even if there are still unfunded commitments. TIA also contains annual increases which generally increase at the same rate as base rent, per the lease agreement. Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. Two of the Company’s leases that were entered into in December 2020 provide the lessee with a purchase option to purchase the leased property at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property for an amount based on the fair market value of the Company's investment. As of March 31, 2023, the Company's gross investment in these two properties was approximately $6.3 million.
The following table presents the future contractual minimum rent under the Company’s operating leases as of March 31, 2023 (in thousands):

Year	Contractual Minimum Rent
2023 (nine months ending December 31, 2023)	$36,889
2024	51,211
2025	53,405
2026	54,777
2027	56,186
Thereafter	593,151
Total	$845,619
Concentration of Credit Risk
The ability of any of the Company's tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 4 - Leases (continued)
The following table presents the five tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income for each of the periods presented:

For the Three Months Ended March 31,
2023				2022
Tenant	Number of Leases		Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)
Curaleaf	10		25%	Curaleaf		11	26%
Cresco Labs	1		15%	Cresco Labs		1	17%
Trulieve	1		12%	Trulieve		1	14%
Columbia Care	5		9%	Revolutionary Clinics	'(3)	1	14%
Calypso	1	'(2)	8%	Columbia Care		5	11%

(1) Calculated based on rental income received during the period. This amount excludes revenue from fees and reimbursements.
(2) This tenant held a mortgage loan as of the three months ended March 31, 2022, therefore the Company received interest income rather than rental income during that period. In August 2022, the mortgage loan converted to a twenty year sale-leaseback.
(3) This tenant failed to pay rental income during the three months ended March 31, 2023. A security deposit of approximately $315 thousand was applied.
Non-Performing Tenant
Through March 31, 2023, Revolutionary Clinics failed to pay contractual rent, under one lease agreement. The Company is currently in discussion with the tenant to negotiate a resolution, which could include rent deferrals, or other concessions. The Company held a security deposit of approximately three months of contractual rent, of which we applied $315 thousand towards the outstanding rent during the three months ended March 31, 2023.
As Lessee

As of March 31, 2023, the Company was the lessee under one office lease that qualifies under the right-of-use ("ROU") model. The Company recorded a ROU asset of $273 thousand which is classified in “Other Assets” on the Company's consolidated balance sheets through a ROU model, in which the Company recorded a ROU asset and a lease liability. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent. The lease liability is included in “Other Liabilities” the Company's consolidated balance sheets.

The following table presents the future contractual rent obligations as lessee as of March 31, 2023 (in thousands):

Year	Contractual Base Rent
2023	$59
2024	75
2025	77
2026	52
Total Minimum Lease Payments	$263
Less Amount Discounted Using Incremental Borrowing Rate	48
Total Lease Liability	$215

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 4 - Leases (continued)
As of March 31, 2023, the weighted-average discount rate used to calculate the lease liability was 5.65% and the remaining lease term was 3.4 years.

Note 5 – Loan Receivable
The Company funded a $5.0 million unsecured loan to Bloom Medicinals on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the rate in effect immediately prior to the anniversary date. The loan can be prepaid at any time without penalty and matures on June 30, 2026. The loan is cross defaulted with their lease agreement with the Company. As of March 31, 2023, the aggregate principal amount outstanding on the unsecured loan receivable was $5.0 million.
Note 6 – Financings
Seller Financing
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million and $1.0 million were paid in January 2022 and January 2023, respectively. The remaining principal of $1.0 million is payable in January 2024. The loan's outstanding balance as of March 31, 2023 was $1.0 million and the remaining unamortized discount was $10.2 thousand.
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
As of March 31, 2023, the Company had approximately $1.0 million in borrowings under the Revolving Credit Facility and $89.0 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 5 – Financings (continued)
The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2023, the Company complied with the terms of such covenants.
Note 7 - Related Party Transactions
Merger Agreement
In connection with the Merger, the Company entered into an Investor Rights Agreement (the "Investor Rights Agreement"). The Investor Rights Agreement provides the stockholders party thereto with certain rights with respect to the nomination of members to the Company's board of directors. Prior to the completion of the Company's IPO, pursuant to the Investor Rights Agreement, HG Vora Capital Management, LLC (“HG Vora”) had the right to nominate four directors to our board of directors. Following the completion of our IPO, for so long as HG Vora owns (i) at least 9% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate two of the members of our board of directors, and (ii) at least 5% of our issued and outstanding common stock for 60 consecutive days, HG Vora may nominate one member of our board of directors. If HG Vora owns less than 5% of our issued and outstanding common stock for 60 consecutive days, then HG Vora may not nominate any members of our board of directors pursuant to the Investor Rights Agreement.
Prior to the completion of our IPO, NLCP Holdings, LLC had the right to designate three directors to our board of directors. Subsequent to our IPO, NLCP Holdings, LLC no longer has these rights.
Prior to the completion of our IPO, West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West 2012 Gift Trust, Gary and Mary West Charitable Trust and WFI Co-Investments acting unanimously, collectively referred to as the “West Stockholders,” did not have a director nomination right. Following the completion of our IPO, the West Stockholders may nominate one member of our board of directors for so long as the West Stockholders own in the aggregate at least 5% of the issued and outstanding shares of our common stock. If the West Stockholders own in the aggregate less than 5% of our issued and outstanding common stock for 60 consecutive days, then the West Stockholders may not nominate any members of our board of directors pursuant to the Investor Rights Agreement.
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
Note 8 - Noncontrolling Interests
The Company's noncontrolling interests represent limited partnership interest in the Operating Partnership not held by the Company. Noncontrolling interests represented 1.7% and 1.8% ownership in the Operating Partnership at March 31, 2023 and March 31, 2022, respectively.
The following table presents the activity for the Company’s noncontrolling interests issued by the Operating Partnership;

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	OP Units	Noncontrolling Interests %	OP Units	Noncontrolling Interests %
Balance at January 1,	373,582	1.7%	453,303	2.1%
OP Units Converted	—		(61,494)
Balance at March 31,	373,582	1.7%	391,809	1.8%

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 9 - Stock Based Compensation
The Company's board of directors adopted the 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable us to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of March 31, 2023, there were approximately 1,943,936 shares available for issuance under the Plan.
Restricted Stock Units
During the three months ended March 31, 2023, the Company granted 27,630 RSUs to certain officers and employees of the Company. Total outstanding RSUs as of March 31, 2023 were 75,419. Of the 75,419 outstanding RSUs, 18,534 RSUs were fully vested and 56,885 RSUs were unvested. There were no RSUs that vested or were forfeited during the three months ended March 31, 2023. During the three months ended March 31, 2022, 1,044 RSUs were granted and 4,102 RSUs were forfeited. Total outstanding RSUs as of March 31, 2022 were 169,136. Of the 169,136 outstanding RSUs, 127,176 RSUs were fully vested and 41,960 RSUs were unvested. RSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award.
Each RSU represents the right to receive one share of common stock upon vesting. Each RSU is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock upon vesting. Unearned dividend equivalents on unvested RSUs as of March 31, 2023 and 2022 were $60,760 and $26,854, respectively.
The amortization of compensation costs for the awards of RSUs are included in "Stock-Based Compensation" in the accompanying consolidated statements of operations and amounted to approximately $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The remaining unrecognized compensation cost of approximately $0.7 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.6 years as of March 31, 2023.
The following table sets forth the Company's unvested restricted stock units activity for the three months ended March 31,:

	2023		2022
	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	29,255	$22.89	45,018	$27.49
Granted	27,630	$13.38	1,044	$27.49
Forfeited	—	$—	(4,102)	27.49
Balance at March 31,	56,885	$18.27	41,960	$27.49

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
During the three months ended March 31, 2023, the Company granted 55,017 Performance Stock Units (“PSUs”) to officers and certain employees of the Company. Total outstanding PSUs as of March 31, 2023 and 2022 were 121,858 and 77,742, respectively. During the three months ended March 31, 2023 and 2022, no PSUs vested or were forfeited. PSUs vest subject to the achievement of relative total shareholder return as measured against a peer group of companies and absolute compounded annual growth in stock price during each performance period. The actual number of shares of common stock issued will range from 0 to 243,716 depending upon performance. The performance periods are August 13, 2021 through December 31, 2023, January 1, 2022 through December 31, 2024, and January 1, 2023 through December 31, 2025 and 18,858, 47,983 and 55,017 PSUs are scheduled to vest at the end of each performance period, respectively.
PSUs are recorded at fair value which involved using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. A fair value of $24.15, $24.00 and $11.23 were used for PSUs with performance periods ending December 31, 2023, 2024 and 2025, respectively. PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award.
Each PSU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of common stock issued per PSU vesting. Unearned dividend equivalents on unvested PSUs as of March 31, 2023 and 2022 were $164,496 and $49,755, respectively.
The amortization of compensation costs for the awards of PSUs are included in "Stock-Based Compensation" in the accompanying consolidated statements of operations and amounted to $0.2 million for the three months ended March 31, 2023 and 2022. The remaining unrecognized compensation cost of approximately $1.4 million for PSU awards is expected to be recognized over a weighted average amortization period of 2.1 years as of March 31, 2023.
The following table sets forth the Company's unvested performance stock activity for the three months ended March 31,:

	2023		2022
	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	66,841	$24.04	77,742	$24.04
Granted	55,017	$11.23	—	$—
Balance at March 31,	121,858	$18.26	77,742	$24.04
Stock Options
Prior to the completion of the IPO, the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options vested on August 31, 2020 and were fully exercisable as of March 31, 2023. The options expire on July 15, 2027.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 10 - Warrants
On March 17, 2021, in connection with the Merger, the Company entered into a warrant agreement which granted the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants are immediately exercisable and expire on July 15, 2027.
The following table summarizes warrant activity for the three months ended March 31,:

	2023		2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants(1)	Weighted Average Exercise Price
Exercisable at January 1,	602,392	$24.00	602,392	$24.00
Granted	—	—	—	—
Exercised	—	—	—	—
Exercisable at March 31,	602,392	$24.00	602,392	$24.00
(1)Warrants granted on March 17, 2021.
Note 11 - Stockholders' Equity
Preferred Stock
As of March 31, 2023, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of preferred stock outstanding.
Common Stock
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 11 - Stockholders' Equity (continued)
and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.
For the three months ended March 31, 2023, pursuant to the repurchase plan, the Company acquired 49,307 shares of common stock with an average price, including commissions, of $12.63 totaling approximately $622 thousand. The remaining availability under the program as of March 31, 2023 was approximately $9.4 million
Conversion of OP Units
There were no OP Units converted during the three months ended March 31, 2023. During the three months ended March 31, 2022, 61,494 OP Units were converted one for one into our common stock.
Dividends
The following tables describe the cash dividends, dividend equivalents on vested RSUs and, in the Company's capacity as general partner of the operating partnership, authorized distributions on the Company's OP Units declared by the Company during the three months ended March 31, 2023 and 2022:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 7, 2023	March 31, 2023	January 1, 2023 to March 31, 2023	April 14, 2023	$0.39
Total				$0.39

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 15, 2022	March 31, 2022	January 1, 2022 to March 31, 2022	April 14, 2022	$0.33
Total				$0.33
During the three months ended March 31, 2023 and 2022, the Company paid $8,685 and $1,436, respectively, of dividend equivalents that became earned upon vesting of RSUs. The Company had accrued unearned dividend equivalents on unvested RSUs and unvested PSUs of $225,256 and $76,609, as of March 31, 2023 and 2022, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share data):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net Income Attributable to Common Stockholders	$5,868	$5,017
Add: Net Income Attributable to Noncontrolling Interest	102	117
Net Income Attributable to Common Stockholders - Diluted	$5,970	$5,134

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	21,423,470	21,382,069
Dilutive Effect of OP Units	373,582	438,375
Dilutive Effect of Options and Warrants	—	65,099
Dilutive Effect of Unvested Restricted Stock Units	264	45,809
Weighted Average Shares of Common Stock - Diluted	21,797,316	21,931,352

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.27	$0.24
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.27	$0.23
During the three months ended March 31, 2023, the effect of including unvested restricted stock units and OP units were included in the Company's calculation of weighted average shares of common stock outstanding – diluted. The effect of outstanding stock options and outstanding warrants were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the three months ended March 31, 2022, the effect of including OP Units, outstanding stock options, outstanding warrants and unvested restricted stock units were included in the Company's calculation of weighted average shares of common stock outstanding – diluted.
Note 13 – Fair Value Measurements
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 13 – Fair Value Measurements (continued)
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
The following table presents the carrying value and estimated fair value of financial instruments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note Receivable(1)	$5,000	$4,907	$5,000	$4,952
Revolving Credit Facility(2)	$1,000	$905	$1,000	$915
Seller Financing(2)	$990	$959	$1,986	$1,942

(1) The fair value measurement of the $5.0 million Note Receivable is based on unobservable inputs, and as such, is classified as Level III.
(2) This fair value measurement of the Company’s Revolving Credit Facility and Seller Financing is based on observable inputs, and as such, are classified as Level II.
As of March 31, 2023 and December 31, 2022, the carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximate their fair values due to their generally short-term nature and the market rates of interest of these instruments.
Note 14 - Commitments and Contingencies
As of March 31, 2023, the Company had aggregate unfunded commitments to invest $17.9 million to develop and improve its' existing cultivation facilities in Arizona, Missouri, and Pennsylvania. Refer to Note 3 for further details on the Company's commitments.
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
Note 15 - Subsequent Events
Tenant Improvements
Subsequent to March 31, 2023, the Company funded approximately $0.8 million of tenant improvements to our cultivation facility located in Arizona.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION
NewLake Capital Partners, Inc. ("the Company," "we," "our," "us,") makes statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations, adjusted funds from operations, anticipated market conditions, demographics, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “continue,” “could,” “expect,” “may,” “will,” “should,” “would,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimates,” “forecast,” “project,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and
•the impact of COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading

"Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2022 included in our most recent Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q.
This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in our most recent annual report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
As of March 31, 2023, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities.
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
Rental Revenues
We receive income from rental revenue generated from our real estate properties that we own and expect to acquire in the future. The amount of rental revenue depends upon a number of factors, including:
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
Commencing in November 2022, we allowed one of our tenants, Hero Diversified Associates, Inc. ("Calypso") to remit their rent payments weekly and we expect to continue allowing weekly rental payments for the foreseeable future.
As of March 31, 2023, we had one tenant, Revolutionary Clinics, Inc., that has not paid rent for the quarter. We have applied a quarter of their security deposit to their first quarter rent. We will continue to assess and apply the security deposit quarterly, as needed.We are currently in discussion with the tenant to negotiate a resolution, which could include rent deferrals, or other concessions.
Market Conditions
Recently, financial markets have been volatile, reflecting heightened geopolitical risks, material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in the spring of 2022. Regional bank have come under pressure resulting in the failure of three U.S. regional banks. The uncertainty continues to pummel the banking industry, despite assurances from financial regulators and bankers the health of the banking system remains strong. This volatility in the financial markets has led to continued uncertainty regarding monetary policy, the banking industry and concerns of an economic recession. The current market conditions have reduced the availability of capital for us and our tenants.
Inflation and Supply Chain Constraints
Inflation continues to trend significantly higher than in prior periods, which may be negatively impacting some of our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projections. Ongoing labor shortages and global supply chain issues, geopolitical issues and the war in Ukraine, also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which are resulting in cost overruns and delays in commencing operations on certain of our tenants' projects.
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
Financial Performance and Condition of Our Tenants
For the period ended March 31, 2023, all of our rental revenues were derived from triple-net leases to 13 tenants. Our leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations and include a parent or other affiliate guarantee. Our revenues are, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Critical Accounting Policies and Estimates
In accordance with generally accepted accounting principles in the United State of America, ("GAAP"), our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ materially from those estimates and assumptions.
We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no significant changes to our critical accounting estimates that were disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2022.
Q1 2023 Highlights
Investment Activity
Real Estate Acquisitions
As of March 31, 2023, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities with a weighted average remaining lease term of 14.6 years. All of our leases, and the secured loan, include a parent or other affiliate guarantee.
The following table presents the Company's investment activity for the three months ended March 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	March 3, 2023	$350	(1)
Total				$350

(1) The Company exercised its option to purchase the adjacent parcel of land to expand our cultivation facility in Missouri and have committed to fund $16.2 million for the expansion.

The following table presents the tenant improvements funded during the three months ended March 31, 2023 (in thousands):

Tenant	Market	Site Type	Acquisition Closing Date	Tenant Improvements Funded		Unfunded Commitments
Mint	Arizona	Cultivation	June 24, 2021	$752	(1)	$802
Organic Remedies	Missouri	Cultivation	December 20, 2021	116		166
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	534		16,150
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—		750
Total				$1,402		$17,868
(1)The tenant has been paying rent on the remaining commitment since July 2022 in accordance with the lease agreement.
Financing Activity
Seller Financing
In January 2023 we made our annual principal payment of $1.0 million. The loan's outstanding balance as of March 31, 2023 was $1.0 million and the remaining unamortized discount was $10.2 thousand. The final principal payment is due in January 2024.
Revolving Credit Facility
The outstanding borrowings under the Revolving Credit Facility were $1.0 million as March 31, 2023. Refer to Note 6 in the Notes to Consolidated Financial Statements in Part I – Item 1 for further information.
Capital Markets Activity
Stock Repurchase Program
On November 7, 2022, our board of directors approved a repurchase program of up to $10.0 million of our common stock through December 31, 2023. For the three months ended March 31, 2023, pursuant to the repurchase plan, we acquired 49,307 shares of common stock with an average price, including commissions, of $12.63, totaling approximately $622 thousand.
Recent Developments
Tenant Improvements
The Company funded approximately $0.8 million of tenant improvements to our cultivation facility located in Phoenix, Arizona subsequent to quarter end.
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

Comparison of the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	Q1'23 vs Q1'22

Revenue:
Rental Income	$11,157	$9,097	$2,060
Interest Income from Loans	128	919	(791)
Fees and Reimbursables	131	150	(19)
Total Revenue	11,416	10,166	1,250

Expenses:
Depreciation and Amortization Expense	3,561	2,679	882
General and Administrative Expenses:
Compensation expense	819	836	(17)
Stock-Based Compensation	308	405	(97)
Professional fees	322	541	(219)
Other general and administrative expenses	564	532	32
Total general and administrative expenses	2,013	2,314	(301)
Total Expenses	5,574	4,993	581

Loss on Sale of Real Estate	—	(60)	60

Income From Operations	5,842	5,113	729

Other Income (Expenses):
Interest Income	220	48	172
Interest Expense	(92)	(27)	(65)
Total Other Income (Expense)	128	21	107

Net Income	5,970	5,134	836

Net Income Attributable to Noncontrolling Interests	(102)	(117)	15

Net Income Attributable to Common Stockholders	$5,868	$5,017	$851
Revenues
Rental Income
Rental income for the three months ended March 31, 2023 increased by approximately $2.1 million to approximately $11.2 million, compared to approximately $9.1 million for the three months ended March 31, 2022. The increase in rental income was primarily attributable to:
•A full quarter of rental income from three cultivation facilities, including one cultivation facility that converted from a mortgage loan to a 20 year sale-leaseback, and one dispensary, acquired subsequent to the first quarter of 2022, which generated approximately $1.9 million of rental income during the three months ended March 31, 2023.

•Rental income increased from tenant improvements at our Arizona, Florida and Missouri cultivation facilities which generated approximately $1.0 million of additional rental income during the three months ended March 31, 2023.
•Annual escalations on our portfolio generated an increase of approximately $0.2 million of rental revenue during the three months ended March 31, 2023.
The increase in rental revenue was partially offset by a decrease of approximately $1.0 million in rental income mainly attributable to one non-performing tenant Revolutionary Clinics, that failed to pay contractual rent under its lease agreement. We held a security deposit of approximately three months of contractual rent. In the first quarter of 2023, we applied 25% or $315 thousand of the security deposit towards the outstanding rent. We continue to monitor the situation and are in discussions with the tenant to negotiate a resolution, which might include rent deferrals or potentially releasing the property to a new tenant. Also, to a lesser extent the sale of one of our properties in Massachusetts also contributed to the partial offset in the increase in rental income.
Interest Income from Loans
The decrease in interest income from loans of approximately $0.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was attributable to the conversion of the $30.0 million mortgage loan we entered into during the fourth quarter of 2021 that converted to a 20 year sale-leaseback, in accordance with the loan agreement, on August 5, 2022. We also recognized approximately $128.1 thousand of interest income in connection with a $5.0 million unsecured loan that was originated on June 10, 2022, in connection with the purchase of a Missouri cultivation facility.
Expenses
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended March 31, 2023, increased by approximately $882 thousand to approximately $3.6 million compared to $2.7 million for the three months ended March 31, 2022. The increase in depreciation was attributable to: (i) the acquisition of three cultivation facilities and one dispensary; (ii) the mortgage loan that converted to a twenty year sale-leaseback property on August 5, 2022; (iii) the expansion at an existing cultivation facility in Florida; and (iv) approximately $22.2 million of improvements that were placed into service subsequent to March 31, 2022.
General and Administrative Expense
Total general and administrative expenses for the three months ended March 31, 2023 decreased by approximately $301 thousand, to $2.0 million, compared to $2.3 million for the three months ended March 31, 2022. The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense was relatively flat quarter over quarter.
Stock Based Compensation
Stock-based compensation expense was relatively flat quarter over quarter. See Note 9 - Stock Based Compensations for additional details.
Professional Fees
Professional fees for the three months ended March 31, 2023, decreased by approximately $219 thousand to approximately $322 thousand, compared to $541 thousand for the three months ended March 31, 2022. The decrease was mainly attributable to approximately $163 thousand related to the elimination of outsourced accounting functions, we did not incur recruiting fees in the first quarter of 2023 which resulted in a decrease of approximately $55 thousand and a decline in legal fees associated with a potential restructuring of approximately $94 thousand, offset by an increase in general legal fees of approximately $60 thousand.

Other General and Administrative Expenses
For the three months ended March 31, 2023, other general and administrative expenses increased by approximately $32 thousand to approximately $564 thousand, compared to $532 thousand for the three months ended March 31, 2022. Other general and administrative expenses is comprised of director and officer insurance, information technology, public relations fees and various other expenses. The increase was mainly attributable to higher public relations fees, information technology costs and corporate rent, offset by lower director and officer insurance costs.
Loss on Sale of Real Estate
For the three months ended March 31, 2023 we did not sell any properties.
On March 21, 2022, we sold our PharmaCann Massachusetts property for approximately $800 thousand. We recognized a loss on sale of the property of $60 thousand during the three months ended March 31, 2022.
Other Income (Expense)
Interest income increased during the three months ended March 31, 2023 by approximately $172 thousand, to $220 thousand compared to $48 thousand for the three months ended March 31, 2022, primarily due to higher interest rates on our cash balances in our money market accounts.
Interest expense increased during the three months ended March 31, 2023, to $92 thousand, compared to $27 thousand for the three months ended March 31, 2022. The increase was mainly a result of a withdrawal of $1.0 million from the Revolving Credit Facility we entered into on May 6, 2022, and the associated non-cash interest expense of approximately $64 thousand related to the amortization of deferred financing costs incurred in connection with this facility.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net Income Attributable to Common Stockholders	$5,868	$5,017
Net Income Attributable to Noncontrolling Interests	102	117
Net Income Attributable to Common Stockholders - Diluted	5,970	5,134

Adjustments:
Real Estate Depreciation and Amortization	3,561	2,679
Loss on Sale of Real Estate	—	60
FFO Attributable to Common Stockholders - Diluted (1)	9,531	7,873
Stock-Based Compensation	308	405
Non-cash Interest Expense	68	7
AFFO Attributable to Common Stockholders - Diluted (1)	$9,907	$8,285

(1) The first quarter 2023 FFO diluted and AFFO diluted are calculated and presented on a fully diluted basis and comparative prior period balances for FFO and AFFO were calculated to conform to the first quarter 2023 presentation.

Liquidity and Capital Resources
Our cash requirements include the payment of dividends, to our shareholders, distributions to our OP Unit holders, general and administrative expenses, debt service, other expenses related to managing our existing portfolio as well as acquisition and unfunded tenant improvement costs. The sources of liquidity to fund these cash requirements include rental revenue from the leasing of our properties, which is our primary source of cash flow, borrowings under our revolving credit facility and equity and debt issuances either in the public or private markets, if markets permit. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction.
As of March 31, 2023, we had $130.5 million of liquidity comprised of $41.5 million of cash and cash equivalents and $89.0 million available on our $90.0 million revolving credit facility. The ongoing challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we expect that cash flow from continuing operations over the next twelve months, together with cash on hand, will be adequate to fund our business operations, cash dividends to our shareholders, distributions to our OP Unit holders and debt service. Acquisitions and unfunded tenant improvement costs may require funding from borrowings, equity issuance and/or issuance of OP units. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net Cash Provided by Operating Activities	$8,237	$6,237
Net Cash Used in Investing Activities	$(1,752)	$(9,982)
Net Cash Used in Financing Activities	$(10,179)	$(8,564)
Cash and Cash Equivalents - End of Period	$41,498	$114,788

Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the three months ended March 31, 2023 and 2022 were approximately $8.2 million and $6.2 million, respectively. Net cash flows provided by operating activities for the three months ended March 31, 2023 primarily related to contractual rent, partially offset by our general and administrative expenses. Net cash flows provided by operating activities for the three months ended March 31, 2022 primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses.
Net Cash Used in Investing Activities:
Cash used in investing activities for the three months ended March 31, 2023 and net cash used in investing activities for the three months ended March 31, 2022 were approximately $1.8 million and $10.0 million, respectively. Cash used in investing activities for the three months ended March 31, 2023 related to approximately $350 thousand used to purchase an adjacent parcel of land by an existing cultivation facility in Missouri and approximately $1.4 million of funded tenant improvements. Net cash used in investing activities for the three months ended March 31, 2022 related to $7.3 million placed in escrow to purchase a cultivation facility in Missouri on April 1, 2022 and approximately $3.4 million of funded tenant improvements, partially offset by approximately $0.8 million of proceeds received from sale of our Franklin, Massachusetts property.
Cash Used in Financing Activities:
Cash used in financing activities for the three months ended March 31, 2023 and cash used in financing activities for the three months ended March 31, 2022 were approximately $10.2 million and $8.6 million, respectively. Cash used in financing activities for the three months ended March 31, 2023, were related to approximately $8.5 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders, $1.0 million to pay down our loan payable, approximately $622 thousand to buy back stock under the stock repurchase program and approximately $45 thousand in deferred financing costs related to obtaining our Revolving Credit Facility. Cash used in financing activities for the three months ended March 31, 2022 were related to approximately $6.8 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders and $1.8 million to pay down our loan payable.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the three months ended March 31, 2023, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling $0.39 per share. During the three months ended March 31, 2022, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $0.33 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of March 31, 2023, the Company had aggregate unfunded commitments to invest $17.9 million to develop and improve our existing cultivation facilities in Arizona, Missouri, and Pennsylvania.

Corporate Office Lease
As of March 31, 2023, the Company is the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year four.
Revolving Credit Facility
As of March 31, 2023, the Company had $1.0 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility. As of March 31, 2023, we had $1.0 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% through May 2025 and a floating rate thereafter. Therefore, if interest rates decrease, our required payments may exceed those based on current market rates.
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

ITEM 4. CONTROLS AND PROCEDURES.
Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed, (1) were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, dated March 9, 2023, filed with the SEC. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization has an expiration date of December 31, 2023. The purchases totaling 49,307 shares of common stock with an average price, including commissions, of $12.63 for approximately $622 thousand were made in the open market in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934. The remaining availability under the program as of March 31, 2023 was approximately $9.4 million.
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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: May 10, 2023	By:	/s/ Anthony Conilgio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2023	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)