Form 10-Q
period 2023-09-30
NewLake Capital Partners, Inc.
filed 2023-11-09
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 7, 2023 was 20,694,363.

NewLake Capital Partners, Inc.
FORM 10-Q
September 30, 2023
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets:	(Unaudited)
Real Estate
Land	$21,397	$21,427
Building and Improvements	382,087	378,047
Total Real Estate	403,484	399,474
Less Accumulated Depreciation	(28,931)	(19,736)
Net Real Estate	374,553	379,738
Cash and Cash Equivalents	31,065	45,192
In-Place Lease Intangible Assets, net	20,275	21,765
Loan Receivable	5,000	5,000
Property Held for Sale	1,949	—
Other Assets	2,300	2,554
Total Assets	$435,142	$454,249

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,000	$1,659
Revolving Credit Facility	1,000	1,000
Loan Payable, net	997	1,986
Dividends and Distributions Payable	8,231	8,512
Security Deposits	7,338	7,774
Rent Received in Advance	907	1,375
Other Liabilities	199	1,005
Total Liabilities	19,672	23,311

Commitments and Contingencies

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 and 0 Shares Issued and Outstanding, Respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,694,363 and 21,408,194 Shares Issued and Outstanding, Respectively	207	214
Additional Paid-In Capital	447,531	455,822
Accumulated Deficit	(39,635)	(32,487)
Total Stockholders' Equity	408,103	423,549

Noncontrolling Interests	7,367	7,389
Total Equity	415,470	430,938

Total Liabilities and Equity	$435,142	$454,249
The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Rental Income	$11,297	$11,595	$33,637	$30,217
Interest Income from Loans	131	434	390	2,301
Fees and Reimbursables	63	49	256	239
Total Revenue	11,491	12,078	34,283	32,757

Expenses:
Depreciation and Amortization Expense	3,568	3,630	10,698	9,113
General and Administrative Expenses:
Compensation Expense	1,173	1,040	3,450	5,100
Professional Fees	300	279	986	1,486
Other General and Administrative Expenses	467	419	1,537	1,387
Total General and Administrative Expenses	1,940	1,738	5,973	7,973
Total Expenses	5,508	5,368	16,671	17,086

Loss on Sale of Real Estate	—	—	—	(60)

Income From Operations	5,983	6,710	17,612	15,611

Other Income (Expenses):
Other Income	178	7	607	103
Interest Expense	(95)	(94)	(284)	(167)
Total Other Income (Expense)	83	(87)	323	(64)

Net Income	6,066	6,623	17,935	15,547

Net Income Attributable to Noncontrolling Interests	(108)	(113)	(312)	(262)

Net Income Attributable to Common Stockholders	$5,958	$6,510	$17,623	$15,285

Net Income Attributable to Common Stockholders Per Share - Basic	$0.28	$0.30	$0.83	$0.71

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.28	$0.30	$0.83	$0.71

Weighted Average Shares of Common Stock Outstanding - Basic	21,199,638	21,428,905	21,330,046	21,417,149

Weighted Average Shares of Common Stock Outstanding - Diluted	21,582,314	21,802,487	21,710,101	21,815,763
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of June 30, 2023	21,302,515	$213	$455,143	$(37,508)	$7,328	$425,176

Repurchase of Common Stock	(608,152)	(6)	(7,914)	—	—	(7,920)

Stock-Based Compensation	—	—	379	—	—	379

Dividends to Common Stock	—	—	—	(8,071)	—	(8,071)

Dividend Equivalents to Restricted Stock Units	—	—	—	(14)	—	(14)

Distributions to OP Unit Holders	—	—	—	—	(146)	(146)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(77)	—	77	—

Net Income	—	—	—	5,958	108	6,066

Balance as of September 30, 2023	20,694,363	$207	$447,531	$(39,635)	$7,367	$415,470

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of June 30, 2022	21,318,637	$213	$456,083	$(29,395)	$7,422	$434,323

Conversion of Vested RSUs to Common Stock	85,180	1	(1)	—	—	—

Stock-Based Compensation	—	—	280	—	—	280

Dividends to Common Stock	—	—	—	(7,919)	—	(7,919)

Dividend Equivalents to Restricted Stock Units	—	—	—	(7)	—	(7)

Distributions to OP Unit Holders	—	—	—	—	(137)	(137)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(10)	—	10	—

Net Income	—	—	—	6,510	113	6,623

Balance as of September 30, 2022	21,403,817	$214	$456,352	$(30,811)	$7,408	$433,163
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2022	21,408,194	$214	$455,822	$(32,487)	$7,389	$430,938

Repurchase of Common Stock	(713,831)	(7)	(9,247)	—	—	(9,254)

Stock-Based Compensation	—	—	1,060	—	—	1,060

Dividends to Common Stock	—	—	—	(24,709)	—	(24,709)

Dividend Equivalents to Restricted Stock Units	—	—	—	(62)	—	(62)

Distributions to OP Unit Holders	—	—	—	—	(438)	(438)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(104)	—	104	—

Net Income	—	—	—	17,623	312	17,935

Balance as of September 30, 2023	20,694,363	$207	$447,531	$(39,635)	$7,367	$415,470

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2021	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335

Conversion of Vested RSUs to Common Stock	88,182	1	125	—	(126)	—

Conversion of OP Units to Common Stock	79,721	—	1,586	—	(1,586)	—

Stock-Based Compensation	—	—	1,201	—	—	1,201

Dividends to Common Stock	—	—	—	(22,410)	—	(22,410)

Dividend Equivalents to Restricted Stock Units	—	—	—	(112)	—	(112)

Distributions to OP Unit Holders	—	—	—	—	(398)	(398)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	2,524	—	(2,524)	—

Net Income	—	—	—	15,285	262	15,547

Balance as of September 30, 2022	21,403,817	$214	$456,352	$(30,811)	$7,408	$433,163
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net Income	$17,935	$15,547
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	1,060	1,201
Loss on Sale of Real Estate	—	60
Depreciation and Amortization Expense	10,698	9,113
Amortization of Debt Issuance Costs	201	72
Amortization of Debt Discount	10	20
Non-Cash Application of Security Deposit	(945)	—
Changes in Assets and Liabilities
Other Assets	22	(1,618)
Accounts Payable and Accrued Expenses	(659)	577
Security Deposits	510	1,263
Interest Reserve	—	(2,144)
Rent Received in Advance	(468)	(567)
Other Liabilities	(761)	—
Net Cash Provided by Operating Activities	27,603	23,524

Cash Flows from Investing Activities:
Funding of Tenant Improvements	(5,609)	(43,518)
Investment in Loans Receivable	—	(5,000)
Acquisition of Real Estate	(350)	(35,419)
Disposition of Real Estate	—	761
Net Cash Used in Investing Activities	(5,959)	(83,176)

Cash Flows from Financing Activities:
Repurchase of Common Stock	(9,254)	—
Common Stock Dividends Paid	(24,987)	(21,074)
Restricted Stock Units Dividend Equivalents Paid	(65)	(147)
Distributions to OP Unit Holders	(437)	(401)
Borrowings from Revolving Credit Facility	—	1,000
Principal Repayment on Loan Payable	(1,000)	(1,800)
Deferred Financing Costs	(28)	—
Net Cash Used in Financing Activities	(35,771)	(22,422)

Net (Decrease) in Cash and Cash Equivalents	(14,127)	(82,074)
Cash and Cash Equivalents - Beginning of Period	45,192	127,097

Cash and Cash Equivalents - End of Period	$31,065	$45,023
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$123	$15
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$8,231	$8,064
Conversion of Mortgage Loan Receivable to Real Estate	$—	$30,000
Operating lease liability for obtaining right of use asset	$—	$277
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 1 - Organization
NewLake Capital Partners, Inc. (the “Company”), a Maryland corporation, was formed on April 9, 2019, originally as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale-leaseback and build-to-suit transactions for the cannabis industry. The Company conducts its business through its subsidiary, NLCP Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership” or “OP”). The Company holds a controlling equity interest in the Operating Partnership and is the sole general partner. The Company's common stock trades on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as wholly owned subsidiaries of the Operating Partnership and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. The accompanying unaudited financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023.
Substantially all of the Company's asset are held by and all of its operations are conducted through the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. Noncontrolling investors in the Operating Partnership are included in Noncontrolling Interest in the Company's consolidated financial statements. Refer to Note 8 for details. The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2023 and December 31, 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
September 30, 2023
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
Property Held for Sale
The Company classifies real estate held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale, (iii) the property is actively being marketed for sale at a price that is reasonable, (iv) the sale of the property within one year is considered probable, and (v) significant change to the plan to sell the property is not expected. A real estate asset held for sale is classified as "Property Held for Sale" in the consolidated balance sheets. A property classified as held for sale is no longer depreciated and is required to be reported at the lower of its carrying value or its fair value less cost to sell.
Financial Instruments - Credit Losses
The Company adopted Accounting Standards Codification ("ASC") ASC 326, Financial Instruments - Credit Losses ("CECL") on January 1, 2023, which did not have a material impact to its financial statements. The CECL expected loss model requires an allowance for all expected credit losses for the life of a loan be recognized when the loan is either originated or acquired. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial asset(s) to present the net amount expected to be collected on the financial asset(s). At each reporting period, the company will update its estimate and adjust the allowance for credit losses accordingly. Increases in the allowance are recorded through net income as credit loss expense. Decreases in the allowance are recorded through net income as a reversal of credit loss expense. This standard does not specify a specific measurement technique for estimating expected credit losses. Approaches can vary based on a variety of factors. The Company generally uses a discounted cash flow model approach to determine the credit loss, if any, for its financial instruments subject to the CECL guidance.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 3 - Real Estate
As of September 30, 2023, the Company owned 32 properties, including one that is classified as held for sale, located in 12 states. The following table presents the Company's held for investment real estate portfolio as of September 30, 2023 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements	Total Real Estate	Accumulated Depreciation	Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(71)	$858
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,091)	8,700
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,042)	9,119
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(484)	13,095
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,964	11,565	14,529	(512)	14,017
Bloom Medicinal	(1)	Missouri	Cultivation	948	14,346	15,294	(419)	14,875
Calypso Enterprises		Pennsylvania	Cultivation	1,486	28,514	30,000	(1,168)	28,832
Columbia Care		California	Dispensary	1,082	2,692	3,774	(219)	3,555
Columbia Care		Illinois	Dispensary	162	1,053	1,215	(83)	1,132
Columbia Care		Illinois	Cultivation	801	10,560	11,361	(838)	10,523
Columbia Care		Massachusetts	Dispensary	108	2,212	2,320	(194)	2,126
Columbia Care		Massachusetts	Cultivation	1,136	12,690	13,826	(1,348)	12,478
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(5,368)	45,364
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(232)	2,700
Curaleaf		Florida	Cultivation	388	75,595	75,983	(5,765)	70,218
Curaleaf		Illinois	Dispensary	69	525	594	(46)	548
Curaleaf		Illinois	Dispensary	65	959	1,024	(87)	937
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(101)	1,633
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(266)	3,087
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(124)	2,050
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(281)	3,081
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(118)	1,800
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(174)	2,053
Greenlight	(2)	Arkansas	Dispensary	238	1,919	2,157	(166)	1,991
Mint	(3)	Arizona	Cultivation	2,400	12,907	15,307	—	15,307
Organic Remedies		Missouri	Cultivation	204	20,897	21,101	(1,910)	19,191
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(261)	1,851
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(33)	1,517
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(100)	1,215
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(2,768)	40,092
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(3,662)	40,608
Total Real Estate(4)				$21,397	$382,087	$403,484	$(28,931)	$374,553

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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 3 - Real Estate (continued)
Real Estate Acquisitions
In March 2023, the Company exercised its option and invested approximately $350 thousand to acquire one parcel of land and committed to fund $16.2 million to expand an existing cultivation facility in Missouri (refer to the Tenant Improvement ("TI") table below).
The following table presents the real estate acquisition for the nine months ended September 30, 2023 (in thousands):

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
During the year ended December 31, 2022, the Company invested approximately $67.0 million to acquire four cultivation facilities and one dispensary. The following table presents the real estate acquisitions for the year ended December 31, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs(1)
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	$7,301	(2)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Calypso Enterprises	Pennsylvania	Cultivation	August 5, 2022	30,000	(3)
PharmaCann	Ohio	Dispensary	November 3, 2022	1,550
Total				$66,959

(1)     Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and TI commitments funded at closing, if any, as of December 31, 2022. Excludes TI commitments not funded as of December 31, 2022.
(2)     Includes approximately $5.0 million of TI funded at closing of the property.
(3)     The Company entered into a $30.0 million mortgage loan on October 29, 2021, which converted to a sale-leaseback on August 5, 2022.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 3 - Real Estate (continued)
Tenant Improvements Funded
During the nine months ended September 30, 2023, the Company funded approximately $5.6 million of tenant improvements. The following table presents the tenant improvements funded for the nine months ended September 30, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded		Unfunded Commitments
Mint	Arizona	Cultivation	June 24, 2021	$2,366		$5,703	(1)
Organic Remedies	Missouri	Cultivation	December 20, 2021	282		—
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	2,961	(2)	13,722
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—		750
Total				$5,609		$20,175

(1) Effective June 1, 2023, the lease agreement was amended to include an additional TI commitment of approximately $6.5 million.
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
(2) The tenant had been paying rent for the remaining commitment since July 2022 in accordance with the lease agreement.
(3) The tenant had been paying rent for the TI since December 2021 in accordance with the lease agreement. As of May 2022, the TI had been fully funded.
(4) The unfunded commitment did not include an option, because the Company did not have an obligation to acquire the adjacent property from an existing tenant and fund TIs.
Disposal of Real Estate
There were no sales of real estate during the nine months ended September 30, 2023.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 3 - Real Estate (continued)
On March 21, 2022, the Company sold one of its Massachusetts properties for approximately $0.8 million, which was leased to PharmaCann. The Company recognized a loss on sale of the property of $60 thousand. PharmaCann continued to pay rent for the sold Massachusetts property through increased rent payments from each of the remaining two properties leased by PharmaCann until a suitable replacement property was found. In November 2022 a replacement property was acquired by the Company and leased to PharmaCann.
Real Estate Held for Sale
The Company is under contract with a broker to sell a property with a carrying amount of $1.9 million located in Massachusetts leased to Mint. The property is available for immediate sale in its present condition and management expects the property will sell within one year, accordingly the property is classified in "Property Held for Sale" in the accompanying consolidated balance sheet. The lease agreement contains a make-whole provision. As of September 30, 2023, the property continues to be recorded at its carrying value.
On August 25, 2023, the Company entered into a purchase and sale agreement for the sale of its Massachusetts property that is leased to Mint, subject to customary buyer's due diligence. In connection with the agreement, the buyer deposited $100,000 into an escrow account. The escrow deposit was fully refundable if the contract was terminated during the due diligence period. As of September 30, 2023, the due diligence period had expired and $75,000 of the escrow deposit was non-refundable in the event the buyer terminated the contract. The escrow deposit was not recorded in the accompanying consolidated balance sheet as of September 30, 2023. The sale closed subsequent to September 30, 2023, refer to Note 15 - Subsequent Events for details.
Construction in Progress
As of September 30, 2023 and December 31, 2022, construction in progress was $15.3 million and $12.1 million, respectively, and is classified in "Buildings and Improvements" in the accompanying consolidated balance sheets.
Depreciation and Amortization
Depreciation expense for the three months ended September 30, 2023 and 2022 was $3.1 million and $3.1 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022, was $9.2 million and $7.6 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended September 30, 2023 and 2022. Amortization of the Company’s acquired in-place lease intangible assets was approximately $1.5 million for both the nine months ended September 30, 2023 and 2022. The acquired in-place lease intangible assets have a weighted average remaining amortization period of 10.5 years.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of September 30, 2023 (in thousands):

Year	Amortization Expense
2023 (three months ending December 31, 2023)	$496
2024	1,985
2025	1,985
2026	1,985
2027	1,985
Thereafter	11,839
Total	$20,275
Impairment
The Company reviewed tenant activities and changes in the business condition of all of its properties and reviewed the existence of potential triggering events for impairment indicators to determine if there were impairments at any property. Based on our review, as of September 30, 2023 and September 30, 2022, no impairment losses were recognized.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore not reflected in the statement of operations. The amount may differ due to timing. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended September 30, 2023, and 2022 the reimbursable revenues were $14.5 thousand and $4.9 thousand, respectively. For the nine months ended September 30, 2023, and 2022 the reimbursable revenues were $111.9 thousand, and $138.6 thousand, respectively. The reimbursable expenses were classified in "Other General and Administrative Expenses" in the accompanying consolidated statements of operations. The reimbursable expenses for the three months ended September 30, 2023 and 2022 were $77.9 thousand and $14.8 thousand, respectively. For the nine months ended September 30, 2023 and 2022 reimbursable expenses were $228.1 thousand, and $148.4 thousand, respectively.
The Company's tenants operate in the cannabis industry. All of the Company's leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain leases of the Company also contain a Tenant Improvement Allowance (“TIA”). TIA is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if the full TIA has been funded, even if there are still unfunded commitments. TIA also contains annual increases which generally increase at the same rate as base rent, per the lease agreement. Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. Two of the Company’s leases that were entered into in December 2019 provide the lessee with a purchase option to

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

purchase the leased property at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property for an amount based on the fair market value of the Company's investment. As of September 30, 2023, the Company's gross investment in these two properties was approximately $6.3 million.
The following table presents the future contractual minimum rent under the Company’s operating leases as of September 30, 2023 (in thousands):

Year	Contractual Minimum Rent(1)
2023 (three months ending December 31, 2023)	$12,463
2024	52,076
2025	54,333
2026	55,734
2027	57,171
Thereafter	609,709
Total	$841,486
(1) This table includes future contractual rent from one non-performing tenant who did not pay rent for the nine months ended September 30, 2023. Subsequent to September 30, 2023, the Company reached an agreement to amend the existing lease agreement. Refer to Note 15 - Subsequent Events for details.
Concentration of Credit Risk
The ability of any of the Company's tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 4 - Leases (continued)
The following table presents the five tenants in the Company's portfolio that represented the largest percentage of the Company's recognized rental income for each of the periods presented:

For the Three Months Ended September 30,
2023				2022
Tenant	Number of Leases		Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)
Curaleaf	10		25%	Curaleaf		10	25%
Cresco Labs	1		15%	Cresco Labs		1	17%
Trulieve	1		12%	Trulieve		1	14%
Columbia Care	5		9%	Revolutionary Clinics	(3)	1	13%
Calypso	1	(2)	8%	Columbia Care		5	10%
(1) Calculated based on rental income received during the period. This amount excludes revenue from fees and reimbursements.
(2) This tenant held a mortgage loan as of the three months ended September 30, 2022, therefore the Company received interest income rather than rental income during that period. In August 2022, the mortgage loan converted to a twenty year sale-leaseback.
(3) This tenant is in default of its lease agreement. For the three months ended September 30, 2023, the Company applied approximately $315 thousand of their security deposit towards the outstanding rent.

For the Nine Months Ended September 30,
2023				2022
Tenant	Number of Leases		Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)
Curaleaf	10		25%	Curaleaf		10	25%
Cresco Labs	1		14%	Cresco Labs		1	16%
Trulieve	1		12%	Trulieve		1	13%
Columbia Care	5		9%	Revolutionary Clinics	(3)	1	13%
Calypso	1	(2)	8%	Columbia Care		5	10%
(1) Calculated based on rental income received during the period. This amount excludes revenue from fees and reimbursements.
(2) This tenant held a mortgage loan as of the nine months ended September 30, 2022, therefore the Company received interest income rather than rental income during that period. In August 2022, the mortgage loan converted to a twenty year sale-leaseback.
(3) This tenant failed to pay rental income during the nine months ended September 30, 2023. A security deposit of approximately $945 thousand was applied towards the outstanding rent.
Non-Performing Tenant
For the nine months ended September 30, 2023, Revolutionary Clinics failed to pay contractual rent under one lease agreement. The Company is currently in discussion with the tenant to negotiate a resolution, which could include rent deferrals, rent concessions or other concessions. The Company held a security deposit of approximately three months of contractual rent, of which the Company applied $945 thousand towards the outstanding rent during the nine months ended September 30, 2023. Approximately $315 thousand of security deposit remains for future application. Subsequent to September 30, 2023, the Company reached an agreement to restructure the existing lease agreement. Refer to Note 15 - Subsequent Events for details.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 4 - Leases (continued)
As Lessee

As of September 30, 2023, the Company was the lessee under one office lease that qualifies under the right-of-use ("ROU") model. Upon entering into the lease in June 2022, the Company recorded a ROU asset of $273 thousand which is classified in “Other Assets” and a lease liability, which is classified in "Other Liabilities" in the accompanying consolidated balance sheets. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

The following table presents the future contractual rent obligations as lessee as of September 30, 2023 (in thousands):

Year	Contractual Base Rent
2023 (three months ended December 31, 2023)	$19
2024	75
2025	77
2026	52
Total Minimum Lease Payments	$223
Less: Amount Discounted Using Incremental Borrowing Rate	$84
Total Lease Liability	$139
As of September 30, 2023, the weighted-average discount rate used to calculate the lease liability was 5.65% and the remaining lease term was 2.92 years.
Note 5 – Loan Receivable
The Company funded a $5.0 million unsecured loan to Bloom Medicinals on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan can be prepaid at any time without penalty and matures on June 30, 2026. The loan is cross defaulted with their lease agreement with the Company. As of September 30, 2023, the aggregate principal amount outstanding on the unsecured loan receivable was $5.0 million with an interest rate of 10.48%.
CECL Reserve
The Company adopted CECL on January 1, 2023, which did not have a material impact on its financial statements. The Company has only one $5.0 million unsecured loan (discussed above) subject to this guidance, since originating loans is not a core asset class. Estimating the CECL reserve requires significant judgement and based on the Company's analysis as of September 30, 2023, the reserve was de-minimis.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 6 – Financings
Seller Financing
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million and $1.0 million were paid in January 2022 and January 2023, respectively. The remaining principal of $1.0 million and accrued interest is payable in January 2024. The loan's outstanding balance as of September 30, 2023 was $1.0 million and the remaining unamortized discount was $3.4 thousand.
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
As of September 30, 2023, the Company had approximately $1.0 million in borrowings under the Revolving Credit Facility and $89.0 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2023, the Company complied with the terms of such covenants.
Note 7 - Related Party Transactions
Merger Agreement
In connection with the merger, pursuant to which we combined the Company with a separate company that owned a portfolio of dispensaries and cultivation facilities utilized in the cannabis industry, and renamed ourselves NewLake Capital Partners, Inc. (the "Merger") on March 17, 2021, the Company entered into an Investor Rights Agreement (the "Investor Rights Agreement"). The Investor Rights Agreement provides the stockholders party thereto with certain rights with respect to the nomination of members to the Company's board of directors. Prior to the completion of the Company's IPO, pursuant to the Investor Rights Agreement, HG Vora Capital Management,

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 7 - Related Party Transactions (continued)
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
Note 8 - Noncontrolling Interests
The Company's noncontrolling interests represent limited partnership interest in the Operating Partnership not held by the Company. Noncontrolling interests represented 1.7% ownership in the Operating Partnership at September 30, 2023 and December 31, 2022.
The following table presents the activity for the Company’s noncontrolling interests issued by the Operating Partnership for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30, 2023		December 31, 2022
	OP Units	Noncontrolling Interests %	OP Units	Noncontrolling Interests %
Balance at January 1,	373,582	1.7%	453,303	2.1%
OP Units Converted	—	—%	(79,721)	(0.4)%
Balance at End of Period	373,582	1.7%	373,582	1.7%
Note 9 - Stock Based Compensation
The Company's board of directors adopted the 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable the Company to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of September 30, 2023, there were approximately 1,912,535 shares available for issuance under the Plan.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, certain director RSUs that vest cannot be converted until the director separates from the Company. Total outstanding RSUs as of September 30, 2023 and 2022 were 106,820 and 54,175, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the nine months ended September 30,:

	For the Nine Months Ended September 30,
	2023		2022
	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	29,255	$22.89	45,018	$27.49
Granted	59,031	$12.87	19,362	$20.54
Forfeited	—	$—	(8,566)	27.49
Vested	(18,318)	$23.54	(20,173)	$27.49
Balance at September 30,	69,968	$15.15	35,641	$23.71
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the nine months ended September 30,:

	For the Nine Months ended September 30,
	2023		2022
	Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	18,534	$23.93	127,176	$21.08
Vested	18,318	20.14	9,493	27.49
Converted	—	—	(118,135)	21.15
Balance at September 30,	36,852	$22.05	18,534	$23.93
Each RSU represents the right to receive one share of common stock upon vesting. Each RSU is also entitled to receive a dividend equivalent payment equal to the dividend paid on one share of common stock upon vesting. Unearned dividend equivalents on unvested RSUs as of September 30, 2023 and 2022 were $88,756 and $35,850, respectively.
The amortization of compensation costs for the awards of RSUs are classified in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.5 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. Included in the $0.8 million of stock-based compensation for the nine months ended September 30, 2022 is approximately $0.2 million of accelerated expense related to the retirement and separation of certain officers. There was no accelerated expensed for the nine months ended September 30, 2023. The amortization of compensation costs for the awards of RSUs amounted to approximately $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The remaining unrecognized compensation cost of approximately $0.7 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.2 years as of September 30, 2023.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
Performance Stock Units (“PSUs”) are granted to officers and certain employees of the Company. Total outstanding PSUs as of September 30, 2023 and 2022 were 121,858 and 66,841, respectively.
The following table sets forth the Company's unvested performance stock activity for the nine months ended September 30,:

	For the Nine Months Ended September 30,
	2023		2022
	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	66,841	$24.04	77,742	$24.04
Granted	55,017	$11.23	—	$—
Forfeited	—	—	(10,901)	$24.03
Balance at September 30,	121,858	$18.26	66,841	$24.04
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
Each PSU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of common stock issued per PSU vesting. Unearned dividend equivalents on unvested PSUs as of September 30, 2023 and 2022 were $259,546 and $90,904, respectively.
The amortization of compensation costs for the awards of PSUs are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to $0.6 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. The amortization of compensation costs for the awards of PSUs amounted to $0.2 million for both the three months ended September 30, 2023 and 2022. The remaining unrecognized compensation cost of approximately $1.0 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.7 years as of September 30, 2023.
Stock Options
Prior to the completion of the IPO, the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable Option Grant Agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the Option Grant Agreements. The Options vested on August 31, 2020 and were fully exercisable as of September 30, 2023. The options expire on July 15, 2027.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
(1) Warrants were granted on March 17, 2021.
Note 11 - Stockholders' Equity
Preferred Stock
As of September 30, 2023 and December 31, 2022, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of preferred stock outstanding.
Common Stock
On August 13, 2021, the Company completed its initial public offering ("IPO") of 3,905,950 shares of common stock, with a par value $0.01 per share.
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. On September 15, 2023, the board of directors authorized an amendment to the stock repurchase program for the repurchase of up to an additional $10.0 million of outstanding common stock and extended the program through December 31, 2024. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 11 - Stockholders' Equity (continued)
legal requirements and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.
For the nine months ended September 30, 2023, pursuant to the repurchase plan, the Company acquired 713,831 shares of common stock with an average price, including commissions, of $12.96 totaling approximately $9.3 million. The remaining availability under the program as of September 30, 2023 was approximately $10.7 million.
Conversion of OP Units
There were no OP Units converted to common stock during the nine or three months ended September 30, 2023. During the nine months ended September 30, 2022, 79,721 OP Units were converted one for one into shares of the Company's common stock. During the three months ended September 30, 2022, no OP Units were converted to common stock.
Dividends
The following tables describe the cash dividends, dividend equivalents on vested RSUs and, in the Company's capacity as general partner of the operating partnership, authorized distributions on the Company's OP Units declared by the Company during the nine months ended September 30, 2023 and 2022:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 7, 2023	March 31, 2023	January 1, 2023 to March 31, 2023	April 14, 2023	$0.39
June 15, 2023	June 30, 2023	April 1, 2023 to June 30, 2023	July 14, 2023	$0.39
September 15, 2023	September 29, 2023	July 1, 2023 to September 30, 2023	October 13, 2023	$0.39
Total				$1.17

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 15, 2022	March 31, 2022	January 1, 2022 to March 31, 2022	April 14, 2022	$0.33
June 15, 2022	June 30, 2022	April 1, 2022 to June 30, 2022	July 15, 2022	$0.35
September 15, 2022	September 30, 2022	July 1, 2022 to September 30, 2022	October 14, 2022	$0.37
Total				$1.05
During the nine months ended September 30, 2023 and 2022, the Company paid $35,264 and $17,628, respectively, of dividend equivalents that became earned upon vesting of RSUs. During the three months ended September 30, 2023 and 2022, the Company paid $0 and $10,116, respectively, of dividend equivalents that became earned upon vesting of RSUs. There were no unearned dividends on PSUs that became earned during the three and nine months ended September 30, 2023 and 2022. The Company had unearned dividend equivalents on unvested RSUs and unvested PSUs of $348,302 and $126,754, as of September 30, 2023 and 2022, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income Attributable to Common Stockholders	$5,958	$6,510	$17,623	$15,285
Add: Net Income Attributable to Noncontrolling Interest	108	113	312	262
Net Income	$6,066	$6,623	$17,935	$15,547

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	21,199,638	21,428,905	21,330,046	21,417,149
Dilutive Effect of OP Units	373,582	373,582	373,582	398,614
Dilutive Effect of Unvested Restricted Stock Units	9,094	—	6,473	—
Weighted Average Shares of Common Stock - Diluted	21,582,314	21,802,487	21,710,101	21,815,763

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.28	$0.30	$0.83	$0.71
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.28	$0.30	$0.83	$0.71
During the three and nine months ended September 30, 2023 and 2022, the effect of outstanding stock options and warrants were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the three and nine months ended September 30, 2023, the effect of including outstanding unvested RSUs were included in the Company's calculation of weighted average shares of common stock outstanding - dilutive. During the three and nine months ended September 30, 2022, the effect of unvested RSUs were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive.
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
September 30, 2023
(Unaudited)
Note 13 – Fair Value Measurements (continued)
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
The following table presents the carrying value and estimated fair value of financial instruments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note Receivable(1)	$5,000	$4,800	$5,000	$4,952
Revolving Credit Facility(2)	$1,000	$952	$1,000	$915
Seller Financing(2)	$997	$980	$1,986	$1,942

(1) The fair value measurement of the $5.0 million Note Receivable is based on unobservable inputs, and as such, is classified as Level III.
(2) The fair value measurement of the Company's Revolving Credit Facility and Seller Financing is based on observable inputs, and as such, is classified as Level II.

As of September 30, 2023 and December 31, 2022, the carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximate their fair values due to their generally short-term nature and the market rates of interest of these instruments, and as such, are classified as Level I.
Note 14 - Commitments and Contingencies
As of September 30, 2023, the Company had aggregate unfunded commitments to invest $20.2 million to develop and improve its existing cultivation facilities in Arizona, Missouri, and Pennsylvania. Refer to Note 3 for further details on the Company's commitments.
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
Note 15 - Subsequent Events
Tenant Improvements
Subsequent to September 30, 2023, the Company funded approximately $2.9 million of tenant improvements for the expansion of the Company's cultivation facilities located in Arizona and Missouri.
Leases
Revolutionary Clinics

In October 2023, the Company entered into a lease amendment and forbearance agreement (the "Agreements”) for its existing lease agreement with Revolutionary Clinics on its cultivation facility in Massachusetts, where Revolutionary Clinics is the sole tenant. Under the terms of the Agreements, the lease term was extended by five

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 15 - Subsequent Events (continued)
years. The Company received $480 thousand of unpaid rent and applied the remaining $315 thousand of security deposit; these amounts will be recognized as income in the fourth quarter of 2023. Additionally, the Company has received October and November contractual rent payments pursuant to the amended lease. The rental payments may escalate as the tenant’s business achieves certain gross revenue metrics. Under the forbearance agreement, the Company provided forbearance for approximately $2.0 million of back rental income. Lastly, the Company received 9.95% of equity in Revolutionary Clinics in the form of warrants.

Calypso

Calypso did not make its weekly October rent payments. However, it has resumed its weekly rent payments in November.

Disposition of Real Estate

In October 2023, the Company closed on the sale of its cultivation facility in Palmer, Massachusetts, for $2.0 million, which was leased to Mint. The Company's investment in the property was $1.9 million. Upon closing, Mint's lease agreement was terminated and they paid a portion of the closing costs, resulting in a break-even sale of the property.

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
As of September 30, 2023, we owned a geographically diversified portfolio consisting of 32 properties, including one property held for sale, across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities.
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
For the period ended September 30, 2023, all of our rental revenues were derived from triple-net leases to 13 tenants. Our leases obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities, in addition to its rent obligations and include a parent or other affiliate guarantee. Our revenues are, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the regulated cannabis industry, which is an evolving and highly regulated space. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We have 32 properties, including one that is held for sale, leased to 13 tenants. All of our tenants are performing under their lease agreement with the exception of one tenant discussed below.
We had one tenant, Revolutionary Clinics, Inc., who did not pay contractual rent for the nine months ended September 30, 2023. We held a security deposit of approximately three months of contractual rent, of which the Company applied $945 thousand towards the outstanding rent during the nine months ended September 30, 2023. Approximately $315 thousand of security deposit remains for future application. We will continue to assess and apply the remaining security deposit, as needed. We are currently in discussion with the tenant to negotiate a resolution, which could include rent deferrals, rent concessions or other concessions. Subsequent to September 30, 2023 we reached an agreement to restructure the existing lease agreement. Refer to Recent Development in Item 2 for details.
Market Conditions
Through the nine months ended September 30, 2023, financial markets were volatile in the first half of 2023, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in the spring of 2022. The volatile financial markets have been subdued and lost steam during the quarter, with investors taking a risk-off stance. The tense regional banking crisis was short-lived as the banking system remains strong. Central banks continued to shrink their balance sheets during the quarter, reducing market liquidity. The inverted yield curve and tight monetary policy, have resulted in banks tightening their lending standards across multiple sectors, further reducing market liquidity. There continues to be uncertainty regarding monetary policy and inflation. With less than three months left in the year, most concerns about an economic recession have been pushed to 2024. While inflation is steadily trending downward, there are concerns that inflation may still prove stickier than the market anticipates, creating risks to corporate profit margins. Even though the Federal Reserve left rates unchanged in September, it has been signaling higher rates for longer as it continues to fight inflation, with borrowing costs at the highest level in 22 years. The increasing cost of capital is pressuring many U.S. corporations. U.S. corporate defaults have significantly increased in 2023 compared to 2022. These current market conditions have increased the cost of capital and reduced the availability of capital for us and our tenants.
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
Property Held for Sale
We classify real estate held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale, (iii) the property is actively being marketed for sale at a price that is reasonable, (iv) the sale of the property within one year is considered probable, and (iv) significant change to the plan to sell the property is not expected. A real estate asset held for sale is classified as "Property Held for Sale" in the consolidated balance sheets. A property classified as held for sale is no longer depreciated and is required to be reported at the lower of its carrying value or its fair value less cost to sell.
Financial Instruments - Credit Losses
We adopted ASC 326, Financial Instruments - Credit Losses ("CECL") on January 1, 2023, which did not have a material impact to our financial statements. The CECL expected loss model requires an allowance for all expected credit losses for the life of a loan be recognized when the loan is either originated or acquired. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial asset(s) to present the net amount expected to be collected on the financial asset(s). At each reporting period, the company will update its estimate and adjust the allowance for credit losses accordingly. Increases in the allowance are recorded through net income as credit loss expense. Decreases in the allowance are recorded through net income as a reversal of credit loss expense. This standard does not specify a specific measurement technique for estimating expected credit losses. Approaches can vary based on a variety of factors. We generally use a discounted cash flow model approach to determine the credit loss, if any, for its financial instruments subject to the CECL guidance.
Q3 2023 Highlights
Investment Activity
Real Estate Acquisitions
As of September 30, 2023, we owned a geographically diversified portfolio consisting of 32 properties, including one property held for sale, across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities with a weighted average remaining lease term of 14.2 years. All of our leases, and the secured loan, include a parent or other affiliate guarantee.

The following table presents our investment activity for the nine months ended September 30, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	March 3, 2023	$350	(1)
Total				$350

(1) The Company exercised its option to purchase the adjacent parcel of land to expand our cultivation facility in Missouri and has committed to fund $16.2 million for the expansion.
The following table presents the tenant improvements funded during the nine months ended September 30, 2023 (in thousands):

Tenant	Market	Site Type	Acquisition Closing Date	Tenant Improvements Funded	Unfunded Commitments
Mint	Arizona	Cultivation	June 24, 2021	$2,366	$5,703	(1)
Organic Remedies	Missouri	Cultivation	December 20, 2021	282	—
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	2,961	13,722
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—	750
Total				$5,609	$20,175
(1)The tenant had been paying rent on approximately $1.6 million of the TI funded since July 2022 in accordance with the lease agreement. Effective June 1, 2023, the lease agreement was amended to include an additional TI commitment of approximately $6.5 million.
Held for Sale Real Estate
On August 25, 2023, we entered into a purchase and sale agreement for the sale of our Massachusetts property that is leased to Mint, subject to customary buyer's due diligence. In connection with the agreement, the buyer deposited $100,000 into an escrow account. The escrow deposit was fully refundable if the contract was terminated during the due diligence period. As of September 30, 2023, the due diligence period had expired and $75,000 of the escrow deposit became non-refundable in the event the buyer terminated the contract. The escrow deposit was not recorded in the accompanying consolidated balance sheet as of September 30, 2023. The sale closed subsequent to September 30, 2023 refer Recent Development in Item 2 for additional information.

Financing Activity
Seller Financing
In January 2023, we made our annual principal payment of $1.0 million. The loan's outstanding balance as of September 30, 2023 was $1.0 million and the remaining unamortized discount was $3.4 thousand. The final principal payment is due in January 2024.
Revolving Credit Facility
The outstanding borrowings under the Revolving Credit Facility were $1.0 million as September 30, 2023. Refer to Note 6 in the Notes to Consolidated Financial Statements in Part I – Item 1 for further information.
Capital Markets Activity
Stock Repurchase Program
On November 7, 2022, our board of directors approved a repurchase program of up to $10.0 million of our common stock through December 31, 2023. On September 15, 2023, our board of directors authorized an amendment to the stock repurchase program for the repurchase of up to an additional $10.0 million of our outstanding common stock and extended the program through December 31, 2024. During the nine months ended September 30, 2023, pursuant to the repurchase plan, we acquired 713,831 shares of common stock with an average price, including commissions, of $12.96, totaling approximately $9.3 million.
Recent Developments
Tenant Improvements
We funded approximately $2.9 million of tenant improvements for the expansion of our cultivation facilities located in Arizona and Missouri subsequent to quarter end.
Leases
Revolutionary Clinics
In October 2023, we entered into a lease amendment and forbearance agreement (the “Agreements”) for our existing lease agreement with Revolutionary Clinics on our cultivation facility in Massachusetts, where Revolutionary Clinics is the sole tenant. Under the terms of the Agreements, the lease term was extended by five years. We received $480 thousand of unpaid rent and applied the remaining $315 thousand of security deposit; these amounts will be recognized as income in the fourth quarter of 2023. Additionally, we received October and November contractual rent payments pursuant to the amended lease. The new reduced rental payments are expected to represent approximately 6.1% of our estimated fourth quarter 2023 portfolio contractual rental income. The rental payments may escalate as the tenant’s business achieves certain gross revenue metrics. Under the Agreements, we provided forbearance for approximately $2.0 million of back rental income. Lastly, we received 9.95% of equity in Revolutionary Clinics in the form of warrants.
Calypso
Calypso did not make their weekly October rent payments. However, they resumed their weekly rent payments in November. Calypso continues to work towards a sale of its business.
Disposition of Real Estate
In October 2023, we closed on the sale of our cultivation facility in Palmer, Massachusetts, for $2.0 million, which was leased to Mint. Our investment in the property was approximately $1.9 million. Upon closing, Mint's lease agreement was terminated and they paid a portion of the closing costs, resulting in a break-even sale of the property.

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

Comparison of the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		Increase/(Decrease)
	2023	2022	Q3'23 vs Q3'22
Revenue:
Rental Income	$11,297	$11,595	$(298)
Interest Income from Loans	131	434	(303)
Fees and Reimbursables	63	49	14
Total Revenue	11,491	12,078	(587)

Expenses:
Depreciation and Amortization Expense	3,568	3,630	(62)
General and Administrative Expenses:
Compensation Expense	1,173	1,040	133
Professional Fees	300	279	21
Other General and Administrative Expenses	467	419	48
Total General and Administrative Expenses	1,940	1,738	202

Total Expenses	5,508	5,368	140

Income From Operations	5,983	6,710	(727)

Other Income (Expenses):
Interest Income	178	7	171
Interest Expense	(95)	(94)	(1)
Total Other Income (Expense)	83	(87)	170

Net Income	6,066	6,623	(557)

Net Income Attributable to Noncontrolling Interests	(108)	(113)	5

Net Income Attributable to Common Stockholders	$5,958	$6,510	$(552)
Revenues
Rental Income
Rental income for the three months ended September 30, 2023 decreased by approximately $0.3 million to approximately $11.3 million, compared to approximately $11.6 million for the three months ended September 30, 2022. The decrease in rental income was mainly attributable to one non-performing tenant, Revolutionary Clinics, that failed to pay contractual rent of approximately $1.3 million for three months ended September 30, 2023. We applied 25% or $315 thousand of the security deposit towards the outstanding rent. In October, we entered into a lease amendment and forbearance agreement with Revolutionary Clinics. Refer to Recent Development in Item 2 of this Form 10-Q for details. Also, to a lesser extent the sale of one of our properties in Massachusetts during 2022 contributed to the decrease in rental income.
The decrease was partially offset by increases in rental income from the following;
•A full quarter of rental income from a cultivation facility that converted from a mortgage loan to a 20 year sale-leaseback on August 5, 2022. The increase also includes a full quarter of rental income from exercising our option to acquire the adjacent land parcel to expand one of our existing cultivation facility in Missouri during the first quarter of 2023. These acquisitions generated approximately $0.3 million of rental income during the three months ended September 30, 2023.
•Funding of tenant improvements at our Arizona and Missouri cultivation facilities which generated approximately $0.1 million of additional rental income during the three months ended September 30, 2023.
•Annual escalations on our portfolio generated an increase of approximately $0.2 million of rental revenue during the three months ended September 30, 2023.
Interest Income from Loans
Interest income from loans decreased by approximately $0.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease of approximately $0.3 million was attributable to the conversion of the $30.0 million mortgage loan we entered into during the fourth quarter of 2021 that converted to a 20 year sale-leaseback, in accordance with the loan agreement, on August 5, 2022.
Expenses
Depreciation and Amortization Expense
Depreciation and amortization expense was relatively flat quarter over quarter.
General and Administrative Expense
Total general and administrative expenses for the three months ended September 30, 2023 increased by approximately $0.2 million, to $1.9 million, compared to $1.7 million for the three months ended September 30, 2022. The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to employees and officers of the Company and stock-based compensation awards. Compensation expense increased by approximately $0.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was attributable to a full quarter of compensation expense for two new hires in the second and third quarters of 2022 and an increase in stock based compensation from 2023 RSU and PSU grants. The increase was partially offset by one-time severance payments related to the retirement and separation of certain executive officers during 2022.
Professional Fees
Professional fees were relatively flat quarter over quarter.
Other General and Administrative Expenses
Other general and administrative expense was relatively flat quarter over quarter.
Other Income (Expense)
Interest income increased during the three months ended September 30, 2023 by approximately $171 thousand, to $178 thousand compared to $7 thousand for the three months ended September 30, 2022, primarily due to higher interest rates on our cash balances in our money market accounts.
Interest expense remained relatively flat quarter over quarter.

Comparison of the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	Q3'23 vs Q3'22
Revenue:
Rental Income	$33,637	$30,217	$3,420
Interest Income from Loans	390	2,301	(1,911)
Fees and Reimbursables	256	239	17
Total Revenue	34,283	32,757	1,526

Expenses:
Depreciation and Amortization Expense	10,698	9,113	1,585
General and Administrative Expenses:
Compensation Expense	3,450	5,100	(1,650)
Professional Fees	986	1,486	(500)
Other General and Administrative Expenses	1,537	1,387	150
Total General and Administrative Expenses	5,973	7,973	(2,000)

Total Expenses	16,671	17,086	(415)

Loss on Sale of Real Estate	—	(60)	60

Income From Operations	17,612	15,611	2,001

Other Income (Expenses):
Interest Income	607	103	504
Interest Expense	(284)	(167)	(117)
Total Other Income (Expense)	323	(64)	387

Net Income	17,935	15,547	2,388

Net Income Attributable to Noncontrolling Interests	(312)	(262)	(50)
Net Income Attributable to Common Stockholders	$17,623	$15,285	$2,338
Revenues
Rental Income
Rental income for the nine months ended September 30, 2023 increased by approximately $3.4 million to approximately $33.6 million, compared to approximately $30.2 million for the nine months ended September 30, 2022. The increase in rental income was primarily attributable to:
•A full nine months of rental income from two cultivation facilities acquired at the end of the second quarter of 2022 and one cultivation facility that converted from a mortgage loan to a 20 year sale-leaseback in August of 2022. The increase also includes a full six months of rental income from exercising our option to acquire the adjacent land parcel to expand one of our existing cultivation facilities in Missouri during the first quarter of 2023. These acquisitions generated approximately $3.6 million of rental income during the nine months ended September 30, 2023.

•Funding of tenant improvements at our Arizona, Florida and both Missouri cultivation facilities which generated approximately $2.1 million of additional rental income during the nine months ended September 30, 2023.
•Annual escalations on our portfolio generated an increase of approximately $0.5 million of rental revenue during the nine months ended September 30, 2023.
The increase in rental revenue was partially offset by a decrease of approximately $2.9 million in rental income attributable to one non-performing tenant Revolutionary Clinics, that failed to pay contractual rent under its lease agreement. During the nine months ended September 30, 2023, this tenant did not pay approximately $3.9 million of contractual rent to which we applied $945 thousand of their security deposit towards the outstanding rent. As of September 30, 2023, $315 thousand of the original security deposit remains available to be applied in future periods if needed. In October, we entered into a lease amendment and forbearance agreement with Revolutionary Clinics. Refer to Recent Development in Item 2 of this Form 10-Q for details. Also, to a lesser extent the sale of one of our properties in Massachusetts during 2022 contributed to the partial offset in the increase in rental income.
Interest Income from Loans
Interest income from loans decreased by approximately $1.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Approximately $2.1 million of the decrease was attributable to the conversion of the $30.0 million mortgage loan we entered into during the fourth quarter of 2021 that converted to a 20 year sale-leaseback, in accordance with the loan agreement, on August 5, 2022. The decrease was offset by an increase of approximately $0.2 million of interest income in connection with a $5.0 million unsecured loan that was originated on June 10, 2022, in connection with the purchase of a Missouri cultivation facility.
Expenses
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2023 increased by approximately $1.6 million to approximately $10.7 million compared to approximately $9.1 million for the nine months ended September 30, 2022. The increase in depreciation was attributable to: (i) the acquisition of three cultivation facilities and one dispensary acquired during 2022; (ii) the mortgage loan that converted to a twenty year sale-leaseback property on August 5, 2022; (iii) the expansion at an existing cultivation facility in Florida; and (iv) approximately $30.7 million of improvements that were placed into service during 2022 and subsequent.
General and Administrative Expense
Total general and administrative expenses for the nine months ended September 30, 2023 decreased by approximately $2.0 million, to $6.0 million, compared to $8.0 million for the nine months ended September 30, 2022. The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to employees and officers of the Company and stock-based compensation awards. Compensation expense decreased by approximately $1.7 million during the nine months ended September 30, 2023 compared to nine months ended September 30, 2022. The decrease was primarily due to one-time severance payments of approximately $1.7 million from the retirement and separation of certain executive officers of the Company during the nine months ended September 30, 2023 and a decrease in stock-based compensation of approximately $0.2 million primarily due to the accelerated expense on RSUs related to the retirement and separation of certain executive officers. These decreases were partially offset by an increase in compensation expense due to new hires during 2022.
Professional Fees
Professional fees for the nine months ended September 30, 2023, decreased by approximately $500 thousand to approximately $986 thousand, compared to approximately $1.5 million for the nine months ended September 30, 2022. The decrease was mainly attributable to the reduction of approximately $115 thousand related to the elimination of outsourced accounting functions, a decrease of approximately $181 thousand in recruiting fees not incurred during 2023, a decrease of approximately $80 thousand in consulting fees and a decline of approximately $168 thousand in legal fees associated with a potential restructuring. These decreases were offset by an increase in general legal and tax preparation fees.
Other General and Administrative Expenses
For the nine months ended September 30, 2023, other general and administrative expenses increased by approximately $150 thousand to approximately $1.5 million, compared to $1.4 million for the nine months ended September 30, 2022. Other general and administrative expenses is comprised of director and officer insurance, information technology, public relations fees, filing and regulatory fees and various other expenses. The increase was mainly attributable to higher reporting costs, public relations fees, information technology costs and corporate rent, offset by lower director and officer insurance costs.
Loss on Sale of Real Estate
The Company did not sell any properties during the nine months ended September 30, 2023.
On March 21, 2022, we sold our PharmaCann Massachusetts property for approximately $800 thousand. We recognized a loss on sale of the property of $60 thousand during the nine months ended September 30, 2022.
Other Income (Expense)
Interest income increased during the nine months ended September 30, 2023 by approximately $504 thousand, to $607 thousand compared to $103 thousand for the nine months ended September 30, 2022, primarily due to higher interest rates on our cash balances in our money market accounts.
Interest expense increased during the nine months ended September 30, 2023 by approximately $117 thousand to approximately $284 thousand, compared to $167 thousand for the nine months ended September 30, 2022. The increase was mainly attributable to a full nine months of interest expense on the draw of $1.0 million from the Revolving Credit Facility we entered into on May 6, 2022, and the associated non-cash interest expense which increased by approximately $181 thousand related to the amortization of deferred financing costs incurred in connection with this facility. The increase was partially offset by a decrease in interest expense on our loan payable in connection with the $1.0 million principal pay down in January 2023.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income Attributable to Common Stockholders	$5,958	$6,510	$17,623	$15,285
Net Income Attributable to Noncontrolling Interests	108	113	312	262
Net Income	6,066	6,623	17,935	15,547

Adjustments:
Real Estate Depreciation and Amortization	3,568	3,630	10,698	9,113
Loss on Sale of Real Estate	—	—	—	60
FFO Attributable to Common Stockholders - Diluted (1)	9,634	10,253	28,633	24,720
Severance	—	25	—	1,752
Stock-Based Compensation	379	280	1,060	1,201
Non-cash Interest Expense	71	59	211	92
Amortization of Straight-line Rent Expense	—	6	—	12
AFFO Attributable to Common Stockholders - Diluted	$10,084	$10,623	$29,904	$27,777
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
As of September 30, 2023, we had $120.1 million of liquidity comprised of $31.1 million of cash and cash equivalents and $89.0 million available on our $90.0 million revolving credit facility, subject to sufficient collateral in the borrowing base. The ongoing challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we expect that cash flow from continuing operations over the next twelve months, together with cash on hand, will be adequate to fund our business operations, cash dividends to our shareholders, distributions to our OP Unit holders and debt service. Acquisitions and unfunded tenant improvement costs may require funding from borrowings, equity issuance and/or issuance of OP units. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net Cash Provided by Operating Activities	$27,603	$23,524
Net Cash Used in Investing Activities	$(5,959)	$(83,176)
Net Cash Used in Financing Activities	$(35,771)	$(22,422)
Cash and Cash Equivalents - End of Period	$31,065	$45,023

Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 were approximately $27.6 million and $23.5 million, respectively. Net cash flows provided by operating activities for the nine months ended September 30, 2023 and 2022 were primarily related to contractual rent and security deposits received from our properties, partially offset by our general and administrative expenses.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the nine months ended September 30, 2023 and the nine months ended September 30, 2022 were approximately $6.0 million and $83.2 million, respectively. Cash used in investing activities for the nine months ended September 30, 2023 related to approximately $350 thousand used to purchase an adjacent parcel of land by an existing cultivation facility in Missouri and approximately $5.6 million used to fund tenant improvements. Net cash used in investing activities for the nine months ended September 30, 2022 related to approximately $35.4 million used to purchase three cultivation facilities, approximately $43.5 million used to fund tenant improvements and $5.0 million used to fund an unsecured loan receivable at our cultivation facility in Missouri, partially offset by approximately $0.8 million of proceeds received from sale of our Franklin, Massachusetts property.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the nine months ended September 30, 2023 and the nine months ended September 30, 2022 were approximately $35.8 million and $22.4 million, respectively. Cash used in financing activities for the nine months ended September 30, 2023, related to approximately $25.5 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders, $1.0 million to pay down our loan payable, approximately $9.3 million to buy back stock under the stock repurchase program and approximately $28 thousand in deferred financing costs related to obtaining our Revolving Credit Facility. Net cash used in financing activities for the nine months ended September 30, 2022, were related to approximately $21.6 million in dividend payments to holders of our common stock, as well as distributions to OP Units and RSU holders and $1.8 million to pay down our loan payable, offset by $1.0 million drawn on our revolving credit facility.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the nine months ended September 30, 2023, we declared, and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $25.2 million. During the nine months ended September 30, 2022, we declared, and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $22.9 million.
Contractual Obligations and Commitments
Unfunded Commitments
As of September 30, 2023, the Company had aggregate unfunded commitments of $20.2 million to develop and improve our existing cultivation facilities in Arizona, Missouri, and Pennsylvania.

Corporate Office Lease
As of September 30, 2023, the Company is the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year four. The office lease has a remaining weighted average term of approximately 2.9 years.
Revolving Credit Facility
As of September 30, 2023, the Company had $1.0 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility. As of September 30, 2023, we had $1.0 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% through May 2025 and a floating rate thereafter. Therefore, if interest rates decrease, our required interest payments may exceed those based on current market rates. If interest rates remain higher for longer, our cost of financing will significantly increase when the Revolving Credit facility adjusts to a floating rate subsequent to May 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization has an expiration date of December 31, 2023. On September 15, 2023, the board of directors authorized an amendment to the stock repurchase program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the program through December 31, 2024. The purchases totaling 713,831 shares of common stock with an average price, including commissions, of $12.96 for approximately $9.3 million were made in the open market in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934. The remaining availability under the program as of September 30, 2023 was approximately $10.7 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2023, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS.
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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: November 9, 2023	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)