Form 10-K
period 2023-12-31
NewLake Capital Partners, Inc.
filed 2024-03-11
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐        No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐          No ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $231,340,882 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant's common stock outstanding on March 8, 2024 was 20,503,520.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

NewLake Capital Partners, Inc.
FORM 10-K
DECEMBER 31, 2023

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
•changes in generally accepted accounting principles (“GAAP”);
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

PART I
ITEM 1. BUSINESS
General
NewLake Capital Partners, Inc., (“the “Company” “we,” “our,” “us,”), a Maryland corporation, was formed on April 9, 2019 under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”) and subsequently changed our name to NewLake Capital Partners, Inc. We are an internally managed real estate investment trust (“REIT”) focused on providing real estate capital to state-licensed cannabis operators through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. We elected to be taxed as a REIT beginning with our short taxable year ended December 31, 2019 and intend to continue to operate our business so as to continue to qualify as a REIT.
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
As of December 31, 2023, we owned a geographically diversified portfolio consisting of 31 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 14 cultivation facilities. Our leases include a parent or other affiliate guarantee.
Our Investment Strategy
The regulated state-legal cannabis industry is rapidly expanding, and we believe presents a compelling opportunity to invest in revenue-centric cultivation and dispensary real estate that is mission-critical to the industry. According to BDSA, legal cannabis sales in the U.S. are expected to grow from $29.5 billion of sales in 2023 to $43.4 billion in 2027. This growth will likely drive demand for real estate capital given the real estate intensive nature of the industry. Additionally, the continued prohibition of cannabis under federal law limits the capital available to operators in the industry, creating a market opportunity for real estate companies like us. Furthermore, we expect that acquisition opportunities will continue to grow as additional states legalize medical-use and adult-use cannabis and license new retail dispensaries and cultivation operations.
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
We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, including those companies involved in the sale of certain hemp extract products (including delta-8 THC, among others), independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis facilities. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry but have identified value in a real estate location that we may be interested in acquiring. In particular, we face competition from established companies in this industry, as well as local real estate investors, particularly for smaller retail assets. We have also seen competition from emerging debt funds. We believe that most cannabis cultivation facilities typically require capital in excess of $20.0 million, which could provide some barriers for smaller potential competitors.
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
Our underwriting criteria primarily focuses on the following; (i) the tenant quality, the property including EBITDAR, and track record of paying obligations; (ii) the tenant and the guarantor’s financial stability and capacity to meet all their respective obligations, including rent, insurance and taxes; and (iii) the tenant’s ability to withstand varying market conditions, ability to adjust to an evolving market landscape.
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
Our Financing Strategy
We intend to meet our long-term liquidity needs through cash flow from operations, the issuance of equity and debt securities, including common stock, preferred stock and long-term notes, credit facilities and asset level financing from financial institutions. Where possible, we also may issue limited partnership interests in NLCP Operating Partnership, our operating partnership (“OP Units”) to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price or cost of debt capital, respectively, is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our investment guidelines provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.
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
In connection with President Biden's October 6, 2022 announcement directing the Secretary of the U.S. and the Attorney General to conduct a review of how marijuana is scheduled under federal law, in August 2023, the Department of Health and Human Services (the “HHS”) requested the Drug Enforcement Administration (“DEA”) reschedule cannabis from a Schedule I to a Schedule III under the CSA in response to President Biden’s October 6, 2022 directive. We believe that the reclassification would remove current restrictions on cannabis operators from taking certain tax deductions, pursuant to IRS rule 208e. This recommendation is awaiting action from the DEA, who has the final authority to make any drug schedule changes.
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

Blumenauer-Farr Amendment

Although the 2014 Cole Memorandum has been rescinded and the Session Memorandum remains in place, one legislative safeguard for the medical cannabis industry remains. Congress adopted a so-called “rider” provision to the fiscal years 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and the most recent Consolidated Appropriations Act (H.R. 2617) (formerly referred to as the “Rohrabacher-Farr Amendment” and now known as the “Blumenauer Amendment”). This rider prevents the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The current prohibition, which must be renewed annually and which is currently authorized by passage of a stopgap spending bill, is effective through March 8, 2024.

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

In April 2023, lawmakers from both parties reintroduced the SAFE Banking Act. The bill passed the House of Representatives several times but continues to fail before the Senate Banking Committee, a key step toward what would be the first Senate vote on the measure. The bipartisan proposal would ensure that legal cannabis businesses have access to critical banking and financial services.

In September 2023, The Secure and Fair Enforcement Regulation Banking Act (SAFER Banking Act) was voted on by the Senate Banking Committee 14-9 to advance to the full Senate floor where another vote will take place. An earlier version of this bill known as the SAFE Banking Act, passed in the House of Representatives seven times previously but had never advanced through the Senate. The SAFER Banking Act would give legal cannabis businesses access to traditional financing institutions, including bank accounts and small business loans. It would also prevent federal bank regulators from ordering a bank or credit union to close an account based of reputational risk. While industry observers are hopeful that changes in Congress and a continued Biden administration will increase the chances of banking reform, such as approval of the SAFER Banking Act, we cannot provide assurances that Congress would approve such a bill in the near term or at all.

Biden Administration

On October 6, 2022, President Biden announced three steps concerning his administration’s approach on marijuana in general. First, Biden pardoned thousands of individuals having convictions of simple possession of marijuana under federal law. Second, Biden urged all Governors in the U.S. to do the same with regard to state offenses. Third, Biden instructed the U.S. Secretary of Health, Xavier Becerra, a member of the President’s cabinet, to initiate the administrative process to review expeditiously how marijuana is scheduled under federal law. As stated herein, federal law currently classifies marijuana in Schedule I of the Controlled Substances Act, the classification meant for the most dangerous substances. While rescheduling cannabis to CSA Schedule III would ease certain research restrictions, it would not make the state medical or adult-use programs federally legal. President Biden also noted that even as federal and state regulation of marijuana changes, important limitations on trafficking, marketing, and under-age sales should stay in place. Furthermore, while industry observers are hopeful that changes in Congress and a Biden administration will increase the chances of banking reform, such as the SAFE Banking Act, we cannot provide assurances that Congress would approve a bill legalizing cannabis.

As of December 31, 2023, 45 U.S. states have approved a medical or limited medical cannabis program and 24 states have legalized cannabis for both medical and adult-use. All considered, 92% of the U.S. population reside in a market where some form of medical cannabis is legal.
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
Despite these laws, the FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a SAR in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. FinCEN provides a lengthy (but not exhaustive) list of marijuana-related “red flags” in the FinCEN Memorandum that banks are obligated to be aware of and monitor for. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.
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
REIT Qualification
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
Americans with Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.
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
Human Capital Resources
At December 31, 2023, we had eight employees. Our employees are our most valuable asset and critical to our long-term success. We believe we have created an inclusive and engaging work environment, where each person is an integrated member of the team. We meet regularly as a full team, and each member is encouraged to actively participate in a wide range of topics relating to our company’s business activities.
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
•Supplemental paid family medical leave;
•401(k) plan with a portion matched by the Company;
•Life and Disability insurance;
•Company sponsorship of continuing education courses related to our Company’s business; and
•An employer charitable match program for donations to eligible non-profit 501(c)(3) organizations.
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

•Risks related to our limited number of tenants
•Risks related to the limited operating history of our tenants
•Risks related to real estate assets and the real estate industry
•Risks related to the guarantors of our tenant leases being unable to satisfy their obligations
•Risks related to our ability to consummate future acquisitions
•Risks related to the limited number of cannabis-related facilities
•Risks related to the concentration of our properties in states allowing cannabis operations
•Risks related to the demand for properties suitable for cannabis operations
•Risks related to our acquisitions of dispensaries and entrance into leases with licensed operators for these properties
•Risks related to the sale or re-leasing of properties suitable for cannabis operations
•Risks related to impairment charges
•Risks related to our tenants’ ability to maintain their licenses for cannabis operations
•Risks related to the acquisition of properties “as-is”
•Risks related to competition for the acquisition of properties
•Risks related to potential liability for environmental matters and climate change
•Risks related to the development and redevelopment of properties we acquire
•Risks related to our tenants’ susceptibility to bankruptcy
•Risks related to Section 280E of the Internal Revenue Code (the “Code”) and its effects on our tenants
•Risks related to liability of uninsured losses
•Risks related to our properties’ access to adequate water and power supplies
•Risks related to obtaining various insurance policies
•Risks related to purchase of properties subject to ground leases
•Risks related to making investments in asset classes outside of our core investment strategy
•Risks related to our status as an emerging growth company and smaller reporting company
•Risks related to the Sarbanes-Oxley Act
•Risks related to assets held at financial institutions

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
•Risks related to the volatility of the market price of our common stock
•Risks related to common stock and preferred stock eligible for future sale on share price
•Risks related to our ability to make distributions and their reflection of our performance
•Risks related to the effect of distributions on the price of our common stock
•Risks related to securities analysts, effect on the price of our common stock
Risks Related to Our Taxation as a REIT
•Risks related to failure to maintain our qualification as a REIT
•Risks related to REIT distribution requirements
•Risks related to Section 280E of the Code and the possible effect on our REIT status
•Risks related to complying with REIT requirements
•Risks related to the tax on prohibited transactions
•Risks related to the ability of our board to revoke our REIT election
•Risks related to our Taxable REIT Subsidiary (“TRS”)
•Risks related to dividends payable by REITs and their tax implications
•Risks related to re-characterization of sale-leaseback transactions
•Risks related to non-U.S. stockholders

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
In the United States, many clearing firms for broker-dealers are prohibited by their internal policies or otherwise have refused to settle sales of securities offerings of companies engaged in the cannabis industry. We lease cultivation properties and dispensaries to tenants who operate in the cannabis industry, and thus many clearing firms and other market participants consider us to be engaged in the cannabis industry. Therefore, the number of clearing firms that will settle our securities offerings, or secondary sales of our common stock, is extremely limited. This means that broker-dealers that we may engage to sell our securities, will have few alternatives for clearing firms that will settle such transactions. This limitation is more pronounced for companies, like ours, that have securities that trade on the OTCQX® Best Market rather than on a national securities exchange. Therefore, our access to the capital markets may be constrained, including having to rely on best efforts securities offerings as opposed to more traditional underwritten securities offerings. Additionally, limitations on settling secondary sales of our securities may limit the marketability and daily trading volume of our securities. These conditions may adversely impact our ability to raise funds in the capital markets and fully execute our business plans as, the amount of proceeds we raise in best efforts securities offerings may be substantially less than the amount that we expect. Given the level of regulation and scrutiny of the cannabis industry by stock exchanges and other regulators, this condition may continue or become more pronounced in the future.
For additional risks related to the cannabis industry, see “Risks Related to Regulation,” below.
Risks Related to Our Business
We have a very limited number of tenants, and the inability of any single tenant to make its lease payments could materially and adversely affect our business (including our financial performance and condition).
We have a very limited number of tenants. As of December 31, 2023, we owned 31 total properties that were leased to a total of 13 tenants. Our 13 tenants each represent aggregate annualized rental revenues (represented by annualized monthly base rent of executed leases which were in effect as of December 31, 2023) for the year ended December 31, 2023 as follows: Curaleaf (23.8%); Cresco Labs (13.6%); Trulieve (11.6%); Columbia Care (8.6%); Calypso (7.5%); Acreage (6.9%); Revolutionary Clinics (6.0%); Ayr Wellness (5.9%); Organic Remedies (5.1%); Mint (4.9%); Bloom Medicinals (4.4%); PharmaCann (1.2%); and Greenlight (0.5%). Lease payment defaults by any of our tenants or a significant decline in the value of any single property could materially and adversely affect our business (including our financial performance and condition). Our lack of tenant diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.
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
The tenant concentration risk (and related risk of tenant defaults) may be more pronounced in the cannabis industry due to the fact that some of our tenants have limited operating histories. See “Risk Factors - Related to Our Business”. Some of our tenants have limited operating histories and may be more susceptible to payment and other lease defaults, which could materially and adversely affect our business (including our financial performance and condition).” The result of any of the foregoing risks could materially and adversely affect our business (including our financial performance and condition).
Some of our tenants and borrower have limited operating histories and may be more susceptible to payment and other lease and loan defaults, which could materially and adversely affect our business (including our financial performance and condition).
As of December 31, 2023, our properties were 100% leased to 13 tenants with one loan to one of the Company’s existing tenants. Single tenants currently occupy our properties, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is sometimes little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to, regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result, it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our business (including our financial performance and condition).
Some of our existing tenants are, and we expect that some of our future tenants will be, companies with limited histories of operations that are not profitable when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. Some of our current tenants are not profitable and have experienced losses since inception or have been profitable for only a short period of time. As a result, some of our current tenants have made, and we expect that some of our future tenants will make, initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand, including cash received from debt financings.
In addition, in general, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products and have limited access to traditional forms of financing. The success of our tenants will heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework.
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
Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of cannabis cultivation, production and retail facilities are generally subject to extensive state licensing requirements. Any negotiations with tenants who are in default under their lease may prove costly or time-consuming and may divert our management team’s attention and resources. Furthermore, we will not operate any of the facilities that we purchase.

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
The rise in interest rates and historically high inflation negatively impacted economic conditions in 2023. Additionally, some markets in which we own properties saw the wholesale pricing for cannabis decrease, which has had an adverse impact on some of our tenant’s financial performance and condition. Our business plans for 2024 and beyond depend on the general economic conditions. Periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which could materially and adversely affect our business (including our financial performance and condition).
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
As of December 31, 2023, we owned 31 properties in 12 states, and we expect that the properties that we acquire in the future will be geographically concentrated in these states and other states that have established cannabis use programs. We focus on states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. Circumstances and developments related to operations in these markets that could materially negatively affect our business (including our financial performance and condition) include, but are not limited to, the following factors:
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
We have acquired and may continue to acquire cannabis dispensaries and enter into leases with licensed operators for those locations. As of December 31, 2023, 17 of our 31 owned properties were cannabis dispensaries. Cannabis dispensaries entail some risks that are different from risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:
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
As of December 31, 2023, our properties were 100% leased and primarily located in limited-license jurisdictions. We rely on our tenants or borrower to renew or otherwise maintain the requisite state and local cannabis licenses and other authorizations on a continuous basis. If one or more of our tenants or borrower are unable to renew or otherwise maintain its licenses or other state and local authorizations necessary to continue its cannabis operations, such tenants or borrower may default on their lease payments to us.
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
We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, including those companies involved in the sale of certain hemp extract products (including delta-8 THC, among others), all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis facilities. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry, but have identified value in a real estate location that we may be interested in acquiring. In particular, we face competition from established companies in this industry, including Innovative Industrial Properties, Inc. (the largest publicly-traded cannabis-focused REIT) as well as local real estate investors, particularly for smaller retail assets. Recently, we have also seen competition from emerging debt funds and business development companies.
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
Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). We compete for the acquisition of properties primarily based on their purchase price and lease terms. If we pay higher prices for properties or offer lease terms that are less attractive for us, our profitability may decrease, and you may experience a lower return on our common stock. In addition, we may have competition from companies who sell products containing hemp-derived cannabinoids, including CBD and certain forms of THC (including but not limited to delta-8 THC and THCO). Pursuant to The Agricultural Act of 2014, Pub. L. 115-334 (the “Farm Bill”), hemp and hemp extracts, including CBD, are no longer defined as marijuana nor classified as a controlled substance. Although the Farm Bill lapsed at the end of 2023 and the timing and terms of a new farm bill are uncertain, increased use of products containing hemp and hemp extracts may compete with the cannabis market and thus could impact the success of our tenants, which would adversely impact our business (including our financial performance and condition).
Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us. By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including the MORE Act, the States Reform Act (the “States Act”) and the Secure and Fair Enforcement Regulation (SAFER) Banking Act (the “SAFER Banking Act”). If it became law, the MORE Act, which was passed by the

U.S. House of Representatives in December 2020 and for the second time on April 1, 2022, would, among other things, remove cannabis as a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and make available U.S. Small Business Administration funding for regulated cannabis operators. In November 2021, the States Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the U.S. Department of Agriculture, the FDA and certain other federal regulatory agencies, and establish a lower federal excise tax on cannabis products than other current proposals. If it became law, the SAFER Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In September 2023, the Committee on Banking, Housing, and Urban Affairs of the U.S. Senate passed a legislative markup of the SAFE Banking Act, now titled the “SAFER Banking Act,” out of the committee. In December 2023, the States Act was reintroduced for the second time in the U.S. House of Representatives. If passed, the States Act would remove marijuana as a substance covered by the CSA, remove existing federal obstacles to marijuana retailers’ financial transactions involving financial institutions and authorizes the Food and Drug Administration to regulate cannabis. If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.
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
Indoor cultivation of cannabis requires significant power for growing lights, ventilation and air conditioning to remove the hot air generated by the growing lights. While outdoor cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that most of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our tenants’ crops and processing capabilities, which could result in their inability to make lease payments to us for our properties. Any lease payment defaults by a tenant could materially and adversely affect our business (including our financial performance and condition).
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

We may make investments in asset classes outside of our core investment strategy which may be perceived as complicating our strategy relative to our peers.

We may need to expand beyond our current asset class mix to grow our portfolio. We may, to the extent that market conditions warrant, seek to grow our business by pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products, and expanding into new geographic markets and businesses. Investing in new asset classes could increase the complexities involved in managing such assets. Making investments in assets classes outside of our core investment strategy may also be perceived as complicating our strategy relative to our peers.

Entry into new asset classes may subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk and costs.
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
•comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm partner rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
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
We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of such assets would have a sever negative affect on our operations and liquidity.
We maintain our cash assets at certain financial institutions in the U.S. in amounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institution where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limit, which could have a material adverse effect on our liquidity, financial condition and our results of operations. In order to mitigate the risk of loss, a large balance of our cash assets are held in Insured Cash Sweep (“ICS”) accounts which distribute our cash balances at the FDIC insured rate to demand deposit accounts or money market deposit accounts at other ICS network banks. This allows for greater protection on our large cash deposits should a financial institution fail while simultaneously also allows us to earn a return. This in no way completely eliminates our exposure to a potential loss and the failure of a financial institution where our cash balances are held could still have an adverse effect on our liquidity, financial condition and our results of operations.
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

In January 2018, the then-acting U.S. Attorney General Jeff Sessions issued a memorandum (the “Sessions Memo”) rescinding certain prior memoranda, including the so-called “Cole Memorandum” issued on August 29, 2013 under the Obama Administration. The Cole Memorandum had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In rescinding the Cole Memorandum, DOJ instructed its prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutions when deciding whether to pursue prosecutions related to cannabis activities. As a result, under the Sessions Memo—which technically remains in effect—federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws against the regulated cannabis industry generally, including our tenants and us.

President Biden’s Attorney General, Merrick Garland, has not yet provided a clear policy directive for the U.S. as it pertains to state-legal cannabis-related activities. However, on October 6, 2022, President Biden granted a full, complete, and unconditional pardon to all current US citizens and lawful permanent residents who committed the offense of simple possession of marijuana in violation of the CSA. He also directed the Secretary of Health and Human Services and the Attorney General to conduct an expeditious review of how marijuana is scheduled under federal law, noting that as a Schedule I drug, it has the same classification as heroin and LSD, and even higher than the classification of fentanyl and methamphetamine. In August 2023, the HHS recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on a FDA review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. The process for reclassification will require DEA approval and likely complex administrative rulemaking proceedings, and it remains unclear how long this process will take and the scope of any final decisions or rules. Further, the impact of such decisions or rules, if any are promulgated, on existing state-regulated cannabis programs remains unclear, including but not limited to FDA and other federal regulatory agency involvement, the impact of such a decision on potential federal legislative reform such as proposals to de-schedule cannabis and provide greater access to capital markets for state-regulated cannabis operators, and the potential entry into the cannabis markets of large, well-capitalized companies as a result of any re-scheduling.
Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. Commonly referred to as the “Rohrabacher-Blumenauer Amendment,” this so-called “rider” provision has been appended to the Consolidated Appropriations Acts for fiscal years 2015 through present. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On November 16, 2023, President Biden signed a series of spending bill which included the Rohrabacher-Blumenauer Amendment, extending its application until February 2, 2024; the application of the Rohrabacher-Blumenauer Amendment was subsequently extended to March 8, 2024, by a series of stopgap spending bills. However, there is no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.
There is also uncertainty surrounding the upcoming presidential election, and how the outcome may impact the federal regulation of cannabis and the bills and recent actions discussed above.
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
Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memorandum, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. This supplemental guidance was followed by the February 14, 2014 FinCEN Memorandum outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Under these guidelines, financial institutions must submit a Suspicious Activity Report in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Although the Sessions Memo rescinded the Cole Memorandum, the FinCEN Memorandum technically remained intact during President Trump’s administration; however, it is unclear whether the current administration will continue to follow the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.
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
Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by FinCEN clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. However, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the U.S. do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memorandum and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It remains unclear what impact the rescission of the Cole Memorandum will have or what position the Biden administration may take, but it remains possible that federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.
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
In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the SAFER Banking Act would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by Congress; if Congress fails to pass the SAFER Banking Act, our inability, or limitations on our ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.
Federal and state banking regulators closed two U.S. banks in March 2023 and one U.S. bank in May 2023, with which we have no banking, financing or other business relationships, precipitating financial industry and capital markets turmoil centered on concerns about the stability and solvency of other banks and financial institutions and the attendant risk they may be closed and/or forced by governmental agencies into receivership or sale. The failure of other banks and financial institutions, if it occurs, could have a material adverse effect on our or our tenants’ liquidity or consolidated financial statements if we or our tenants have placed cash and cash equivalent deposits at such banks or financial institutions or have lending relationships with those banks.

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
As of December 31, 2023, we have a $1.0 million loan payable and $1.0 million outstanding on our Revolving Credit Facility. Although we currently have no other outstanding indebtedness, subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to other transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our board of directors may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
Interest rates could adversely impact our results of operations.
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are, and may become, subject to interest rate risk in connection with our Revolving Credit Facility and other lendings or loans we may enter into in the future. If interest rates decrease, our required interest payments may exceed those based on current market rates. If interest rates remain higher for longer, our cost of financing could significantly increase when the Revolving Credit Facility or other lending we may enter into in the future adjust to a floating rate which could adversely impact our financial condition and our results of operations. We may choose to mitigate such interest rate risk through the use of interest rate derivative instruments.
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
We may face liquidity risks.
Our common stock trades on the OTCQX® Best Market. No assurance can be given as to (i) the likelihood that an active market for common stock will develop and be sustained, (ii) the liquidity of any such market, (iii) the ability of the stockholders to sell their shares or (iv) the prices that stockholders may obtain for any of their shares. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price prevailing from time to time. Sales of substantial amounts of our common stock (including shares of our common stock issued upon the exchange of OP Units), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.
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
Furthermore, we filed a shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.
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

Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation and, in certain circumstances, other limitations on deductibility may apply. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS will be subject to applicable federal, foreign, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRS will be less than 20% of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax.
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
Non-U.S. stockholders will generally be subject to withholding tax with respect to our dividends.
Non-U.S. stockholders generally will be subject to U.S. federal withholding tax on ordinary dividends received from us at a 30% rate, subject to reduction under an applicable treaty or a statutory exemption under the Code.
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
The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on technology to run our business, and as such we are subject to risk from cyber incidents, including cyberattacks attempting to gain unauthorized access to our systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches. While we have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident. The occurrence of a cyber incident or cyberattack could disrupt our operations, compromise the confidential information of our employees or tenants, damage our business relationships and reputation and/or have an adverse impact on our business (including our financial performance and condition). We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We employ a risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats. Our methodologies involve a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems. Our cybersecurity risk management program includes:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, and our IT environment;
•The use of external service providers to assess, test or otherwise assist with aspects of our security controls;
•Cybersecurity awareness training of our employees and senior management through the use of third-party providers for regular mandatory trainings;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•We design and assess our program using the National Institute Cybersecurity Framework (“NIST CSF”) as a set of guiding principles.

Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All of these third parties face potential risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of these parties' information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaw or breaches to their information technology systems, or those which they operate for us, which could have a material adverse effect on our financial condition or results of operations.

We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – The occurrence of cyber incidents or cyberattacks could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.
Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.The Committee receives periodic reports from management on our potential cybersecurity risks and threats and receives presentations on cybersecurity topics. In addition, management works collaboratively with our third-party provider to test our systems security processes and prevent, monitor, detect, mediate and remediate cybersecurity threats and incidents, and will report such threats and incidents to the Audit Committee when appropriate. The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity.

As of the date of this Annual Report on Form 10-K, we have not identified of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES
Our Properties
We seek to acquire specialized real estate assets used for cultivation and processing of cannabis as well as retail dispensaries that are strategic profit centers for our tenants and are well positioned for the regulatory evolution of the industry. These licensed facilities are critical components of the cannabis industry, particularly in limited-license jurisdictions. As of December 31, 2023, we owned 31 properties comprised of 17 dispensaries and 14 cultivation facilities that are 100% leased to state-licensed cannabis operators, with a weighted average remaining lease term of 14.3 years. Based on invested capital, as of December 31, 2023, our portfolio is comprised of approximately 90.8% cultivation facilities and 9.2% dispensaries.
As of December 31, 2023, we have aggregate unfunded commitments to invest $14.4 million for the development and improvement of our existing cultivation facilities in Arizona, Missouri and Pennsylvania. We define these tenant improvement commitments as a commitment pursuant to our lease with the tenant to fund alterations, additions or improvements to the premises. Our leases are generally structured to disburse capital over specified periods of time. The leases also generally contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed.

Existing Portfolio. The table below sets forth our property portfolio as of December 31, 2023 (in thousands, except square feet):

Property Type	State	Tenant(1)		Rentable Square Feet(2)	Investment in Real Estate(3)	Real Estate Construction in Progress	Total Real Estate	In-Place Lease Intangible Assets(4)	Total Investment
Cultivation	Florida	Curaleaf		417,350	$75,983	$—	$75,983	$—	$75,983
Cultivation	Pennsylvania	Trulieve		144,602	44,270	—	44,270	12,331	56,601
Cultivation	Illinois	Cresco		222,455	50,732	—	50,732	—	50,732
Cultivation	Massachusetts	Revolutionary Clinics		145,852	42,860	—	42,860	—	42,860	(5)
Cultivation	Pennsylvania	Calypso		99,200	30,000	2,013	32,013	—	32,013
Cultivation	Missouri	Organic Remedies		81,808	21,101	—	21,101	—	21,101
Cultivation	Massachusetts	Columbia Care		38,890	13,826	—	13,826	4,120	17,946
Cultivation	Pennsylvania	AYR		38,031	14,529	—	14,529	—	14,529
Cultivation	Illinois	Columbia Care		32,802	11,361	—	11,361	3,106	14,467
Cultivation	Nevada	AYR		56,536	13,579	—	13,579	—	13,579
Cultivation	Arizona	Mint		100,758	2,400	14,822	17,222	—	17,222
Cultivation	Missouri	Bloom Medicinals		94,570	12,867	7,323	20,190	—	20,190
Cultivation	Pennsylvania	Acreage		30,625	10,161	—	10,161	—	10,161
Cultivation	Massachusetts	Acreage		38,380	9,791	—	9,791	—	9,791
Dispensary	California	Columbia Care		2,470	3,774	—	3,774	1,071	4,845
Dispensary	Illinois	Grassroots		5,040	3,362	—	3,362	575	3,937
Dispensary	Ohio	Grassroots		7,200	3,353	—	3,353	582	3,935
Dispensary	Florida	Grassroots		11,181	2,932	—	2,932	441	3,373
Dispensary	Massachusetts	Columbia Care		4,290	2,320	—	2,320	373	2,693
Dispensary	Massachusetts	PharmaCann		11,116	2,112	—	2,112	363	2,475
Dispensary	Pennsylvania	Grassroots		3,500	2,227	—	2,227	369	2,596
Dispensary	North Dakota	Grassroots		4,590	2,174	—	2,174	355	2,529
Dispensary	Arkansas	Greenlight	(6)	7,592	2,157	—	2,157	320	2,477
Dispensary	Pennsylvania	Grassroots		1,968	1,918	—	1,918	320	2,238
Dispensary	Illinois	Grassroots		6,100	1,734	—	1,734	257	1,991
Dispensary	Pennsylvania	PharmaCann		3,481	1,315	—	1,315	256	1,571
Dispensary	Ohio	PharmaCann		3,735	1,550	—	1,550	—	1,550
Dispensary	Illinois	Columbia Care		4,736	1,215	—	1,215	206	1,421
Dispensary	Illinois	Grassroots		4,200	1,024	—	1,024	178	1,202
Dispensary	Connecticut	Acreage		2,872	929	—	929	—	929
Dispensary	Illinois	Grassroots		1,851	594	—	594	98	692
Total				1,627,781	$388,150	$24,158	$412,308	$25,321	$437,629
(1) Lease is with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.
(2) Includes estimated rentable square feet at completion of construction.
(3) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and tenant improvement commitments funded and placed in service, if any, as of December 31, 2023. Excludes tenant improvement commitments not funded as of December 31, 2023.
(4) Represents gross In-Place Intangibles at acquisition. Does not include accumulated amortization.
(5) Includes approximately $40.0 million in cash and 88,200 OP Units issued in connection with the purchase of the property.
(6) GL Partners, Inc. (dba Greenlight), acquired the tenant and was added as a guarantor. Curaleaf remains as an additional guarantor subject to certain conditions in the lease agreement.

The following table sets forth a summary of the lease expirations for leases in place as of December 31, 2023 for each of the ten full calendar years beginning January 1, 2024. The information set forth in the table assumes that tenants exercise no renewal options (square footage and annualized base rent in thousands).

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring	% of Portfolio Net Rentable Square Feet	Annualized Base Rent(1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot(2)
2024	—	—	—%	$—	—%	$—
2025	—	—	—%	—	—%	—
2026	—	—	—%	—	—%	—
2027	—	—	—%	—	—%	—
2028	—	—	—%	—	—%	—
2029	3	11	0.7%	856	1.8%	74.47
2030	—	—	—%	—	—%	—
2031	2	15	0.9%	400	0.9%	27.38
2032	8	44	2.7%	1,687	3.5%	38.69
2033	2	10	0.6%	571	1.2%	59.29
Thereafter	16	1,548	95.1%	44,274	92.7%	28.59
Total/Weighted Average	31	1,628	100.0%	$47,788	100.0%	$29.36

(1) Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents without regard to rental abatements or reimbursables) for the month ended December 31, 2023, by (ii) 12.
(2) Annualized base rent per leased square foot is calculated by dividing (i) annualized base rent (without regard to rental abatements or reimbursables) by (ii) net rentable square feet. Amounts may not recalculate due to rounding.
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

As of December 31, 2023, all of our revenues were derived from 13 tenants. The following table sets forth the tenants in our property portfolio as of December 31, 2023 (dollars in thousands). All of our leases include a parent or other affiliate guarantee.

Tenant(1)	Total Investment(2)	Number of Leases	Percentage of Annualized Rental Income(3)
Curaleaf	$98,477	10	23.8%
Cresco	50,732	1	13.6%
Trulieve	56,601	1	11.6%
Revolutionary Clinics	42,860	1	6.0%
Columbia Care	41,373	5	8.6%
Calypso	32,013	1	7.5%
Acreage	20,880	3	6.9%
Ayr Wellness	28,107	2	5.9%
Organic Remedies	21,101	1	5.1%
Mint	17,222	1	4.9%
Bloom Medicinals	20,190	1	4.4%
PharmaCann	5,595	3	1.2%
Greenlight(4)	2,478	1	0.5%
Total	$437,629	31	100.0%

(1) Lease may be with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.
(2) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price), gross In-Place Lease Intangible Assets and tenant improvement commitments funded, if any, as of December 31, 2023. Excludes tenant improvement commitments not funded as of December 31, 2023.
(3) Annualized Rental Income represents the annualized monthly base rent of executed leases as of December 31, 2023.
(4) GL Partners, Inc. (dba Greenlight), acquired the tenant and was added as a guarantor. Curaleaf remains as an additional guarantor subject to certain conditions in the lease agreement.
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
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2023, we were not a party to any proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.
ITEM 4. MINE SAFETY
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed on the OTCQX® Best Market operated by the OTC Markets Group, Inc., under the symbol "NLCP".
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
Shareholder Information
As of December 31, 2023, there were approximately 250 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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

As of December 31, 2023, pursuant to the stock repurchase program, the Company acquired 908,394 shares of common stock with an average price, including commissions, of $13.00, totaling approximately $11.8 million. The remaining availability under the stock repurchase program as of December 31, 2023 was approximately $8.2 million.

The following is a summary of common shares repurchased:

Period	Total Number Of Common Shares Purchased(1)		Average Price Paid Per Common Share(2)	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)		Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
October 1, 2023 - October 31, 2023	—		—	—		$10,746,577
November 1, 2023 - November 30, 2023	—		—	—		$10,746,577
December 1, 2023 - December 31, 2023	197,229	(3)	$13.10	197,229	(3)	$8,193,910
Total for the three months ended December 31, 2023	197,229		$13.10	197,229

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units issued under the 2021 Equity Incentive Plan.
(2) Average price per common share includes commissions paid in connection with the stock repurchased under the stock repurchase program. This price is not adjusted for the price of surrendered shares.
(3) Includes 2,666 shares of common stock surrendered by employees to satisfy taxes and other compensation related withholdings associated with the vesting of restricted stock units issued under the 2021 Equity Incentive Plan.
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
As of December 31, 2023, we owned a geographically diversified portfolio consisting of 31 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 14 cultivation facilities.

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
We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.2 billion (subject to adjustment for inflation), (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering.
Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we receive from the properties that we own, interest income we receive from the loans we originate, the timing of lease expirations, general market conditions, the regulatory environment in the cannabis industry, and the competitive environment for real estate assets that support the cannabis industry.
Rental Income
We generate rental income from our real estate properties that we own and from real estate properties that we expect to acquire in the future. The amount of rental income depends upon a number of factors, including:
•Our ability to enter into new leases at market value rents inclusive of annual rent increases; and
•Rent collection, which primarily relates to each of our current and future tenant’s or guarantor’s financial condition and ability to make rent payments to us on time.
For the year ended December 31, 2023, all of our rental income was derived from triple-net leases to 13 tenants. Our leases include a parent or other affiliate guarantee and obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities. Our rental income is, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the cannabis industry. Changes in current state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We have 31 properties, leased to 13 tenants. All of our tenants are performing under their lease agreements as of December 31, 2023.

Revolutionary Clinics
During the year ended December 31, 2023, we had one tenant, Revolutionary Clinics, Inc., (“Revolutionary Clinics”), who did not pay contractual rent commencing on January 1, 2023 on our cultivation facility located in Massachusetts. We held a security deposit of approximately three months of the base year contractual rent, of which we applied $315 thousand each quarter, or approximately $1.3 million towards the outstanding rent during 2023. As of December 31, 2023, the security deposit had been fully applied.
On October 27, 2023, the Company entered into a lease amendment and forbearance agreement (the "Agreements”) for its existing lease agreement with Revolutionary Clinics. Under the terms of the Agreements, the lease term was extended by five years and we received approximately $480 thousand of unpaid rent which was recognized as rental income in the fourth quarter of 2023. Under the terms of the Agreements, the rental payments have annual fixed escalations and may escalate quarterly as the tenant’s business achieves certain gross revenue metrics based on the trailing twelve months performance. Under the forbearance agreement, the Company provided forbearance for approximately $2.0 million of back rental income, fees and reimbursable expenses. Lastly, the Company received warrants which if exercised will entitle the Company to receive 26,058 of common units in Revolutionary Clinics.
Calypso
On November 15, 2023, our tenant, Calypso Enterprises (“Calypso”) was sold by its parent Hero Diversified Associates, Inc. (“HDAI”) to Canvas Acquisition Corporation, LLC (“Canvas”) an independent third party, whose parent replaced HDAI as the lease guarantor. In connection with the sale the Company, and Canvas agreed to certain revised terms through a lease amendment. Under the terms of the amendment, we reduced the rent payments, provided up to $3.0 million in tenant improvements allowance, provided an option to purchase the property at our cost basis, (inclusive of funding the $3.0 million of tenant improvements), and received six-months of rent escrow, among other provisions. The purchase option is exercisable from December 1, 2024 through December 31, 2025, with notice to be delivered no later than December 31, 2024. In the event the purchase option is exercised prior to December 31, 2025, we would receive a make-whole payment for rent through December 31, 2025. As compensation for providing such lease modifications, HDAI agreed to pay us approximately $1.5 million of additional rent to be paid in 5 installments over 18 months from November 15, 2023.
See Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional factors that may impact our operating results.
Market Conditions
During the year ended December 31, 2023, financial markets were volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in the spring of 2022. The tense regional banking crisis was short-lived as the banking system remained steady. Central banks continued to shrink their balance sheets during the latter half of the year, reducing market liquidity. There continues to be uncertainty regarding monetary policy and inflation. While most concerns about an economic recession have been pushed to the second half of 2024, or later, and while inflation has trended downward, there are concerns that inflation may still prove stickier than the market anticipates, creating risks to corporate profit margins. The Federal Reserve left rates unchanged so far in 2024, it has been signaling higher rates for longer and will not consider a rate cut as it continues to fight inflation, with borrowing costs at the highest level in 22 years. The increasing cost of capital is pressuring many U.S. Corporations. U.S. corporate defaults increased in 2023 compared to 2022. These current market conditions have increased the cost of capital and reduced the availability of capital for us and our tenants.
Inflation and Supply Chain Constraints
Inflation continues to trend higher than in prior periods, which may be negatively impacting some of our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projections. Ongoing labor shortages with global supply chain issues, and geopolitical issues, also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which may result in cost overruns and delays in commencing operations on certain of our tenants' projects.
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
Critical Accounting Estimates
In accordance with GAAP, our consolidated financial statements require the use of estimates and assumptions that involve the exercise of judgment and use of assumptions. Our most critical accounting estimates will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ materially from those estimates and assumptions.
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
Investment in Real Estate Properties and Depreciation

All of our acquisitions of rental properties to date were accounted for as asset acquisitions because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets. Upon acquisition of a property, we allocate the purchase price of the real estate to land, building and improvements (inclusive of tenant improvements and site improvements) and, if applicable, determine intangibles, such as the value of above and below market leases and origination costs associated with the in-place lease. The tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We exercise judgement to determine the estimated fair value. For example the fair value of the land is determined by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis may be based on assumption of projected growth in rental rates and operating expenses, anticipated trends and market/economic conditions and we may engage third-party valuation specialists. The determination of the fair value at acquisition based on the above methodology for land and building may involve inputs that require significant judgment. The use of different assumptions can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our consolidated statements of operations.

We depreciate the amounts allocated to building and improvements on a straight-line basis over their estimated useful lives generally between 20 to 35 years and the amount allocated to site improvements at our buildings, if any, over the estimated useful lives, generally between 8 to 15 years. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment.
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

A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including determining our estimated holding period and selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. If the actual net cash flow or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.
Lease Classification
Lease classification for leases under which we are the lessor are evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to us at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable. The determination of lease classification requires the calculation of the rate implicit in the lease or the use of an appropriate cap rate requires significant judgement.
Financial Instruments - Credit Losses
We adopted ASC 326, Financial Instruments - Credit Losses ("CECL") on January 1, 2023. The CECL expected loss model requires an allowance for all expected credit losses for the life of a loan be recognized when the loan is either originated or acquired. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial asset(s) to present the net amount expected to be collected on the financial asset(s). At each reporting period, we will update the estimate and adjust the allowance for credit losses accordingly. Increases in the allowance are recorded through net income as credit loss expense. Decreases in the allowance are recorded through net income as a reversal of credit loss expense. This standard does not specify a specific measurement technique for estimating expected credit losses and the approach used to estimate credit losses requires judgement. We generally use a discounted cash flow model approach to determine the credit loss. Determining the appropriate discount rate that reflects the risk inherent in future cash flow requires significant judgement. If the discount rates differ significantly from our estimates, the provision for current credit loss could be materially affected
Stock-Based Compensation
We record our compensation cost for all stock awards at fair value at the grant date and amortize the cost over the service period (generally equal to the vesting period) which is included in “Compensation Expense” on our consolidated statement of operations. The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. We used the Black-Scholes option pricing model to estimate the fair value of options awards at the time of their grant, which required input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. The fair value of performance stock awards is determined using a Monte Carlo simulation for our future stock price and the corresponding peer group. There is significant uncertainty in the estimation of the valuation of our performance stock awards and there is additional uncertainty around forfeitures as we cannot determine if or when forfeitures will happen. The valuation of units can vary significantly since units are based upon target amounts that may or may not be met. If target metrics are not met upon vesting, the performance stock units are subject to cancellation. Cancellation of performance stock units has no impact on estimated or previously recognized expense.

2023 Highlights
Investment Activity
Real Estate Acquisitions
During 2023, we exercised our option to purchase the adjacent parcel of land to expand our cultivation facility in Missouri for approximately $350 thousand and committed to fund $16.2 million in tenant improvements.
The following table presents our investment activity for the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	March 3, 2023	$350
Total				$350
Tenant Improvements Funded
During 2023, we funded approximately $14.4 million of tenant improvements to our cultivation facilities in Arizona, Missouri and Pennsylvania.
The following table presents the tenant improvements funded during the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded	Unfunded Commitments
Mint	Arizona	Cultivation	June 24, 2021	$4,281	$3,788	(1)
Organic Remedies	Missouri	Cultivation	December 20, 2021	282	—
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	7,858	8,826
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—	750
Calypso	Pennsylvania	Cultivation	August 5, 2022	2,013	987
Total				$14,434	$14,351
(1) Effective June 1, 2023, the lease agreement was amended to include an additional TI commitment of approximately $6.5 million.
Disposal of Real Estate
On October 27, 2023, we closed on the sale of our property in Palmer, Massachusetts, for $2.0 million, which was leased to Mint. Our investment in the property was $1.9 million. Upon closing, Mint's lease agreement was terminated and they paid a portion of the closing costs, resulting in a break-even sale of the property.
Financing Activity
Loan Payable
In January 2023, we paid our annual principal and interest payment of $1.0 million on our loan payable, which we entered into in connection with a sale leaseback transaction, to the seller of our cultivation facility in Chaffee, Missouri. The loan's outstanding balance as of December 31, 2023 was $1.0 million and the discount had been fully amortized.
Revolving Credit Facility
As of December 31, 2023, we had outstanding borrowings of $1.0 million under our Revolving Credit Facility and $89.0 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.

Capital Markets Activity
Stock Repurchase Program
On September 15, 2023, the board of directors authorized an amendment to the stock repurchase program of up to an additional $10.0 million of outstanding common stock and extended the program through December 31, 2024.
During the year ended December 31, 2023, pursuant to the stock repurchase program, we acquired 908,394 shares of common stock with an average purchase price, including commissions, of $13.00, totaling approximately $11.8 million. The remaining availability under the stock repurchase program as of December 31, 2023 was approximately $8.2 million.
Recent Developments
Tenant Improvements
Subsequent to December 31, 2023, we funded approximately $5.6 million of tenant improvements to our cultivation facilities in Arizona and Missouri.
Loan Payable
On January 3, 2024, we paid our annual principal and interest payment of $1.0 million on our loan payable, which we entered into in connection with a sale leaseback transaction, to the seller of our cultivation facility in Chaffee, Missouri. This represents the final installment payment on our loan payable.
Results of Operations
General
We derive substantially all our revenue from rents received from single tenants at each of our 31 properties under triple-net leases. We have low leverage on the portfolio with only $1.0 million outstanding under our revolving credit facility and low general and administrative expense with an annualized ratio of 1.33% of total assets.

Comparison of the Year Ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,		Increase/(Decrease)
	2023	2022	2023 vs 2022
Revenue:
Rental Income	$46,341	$42,216	$4,125
Interest Income from Loans	521	2,429	(1,908)
Fees and Reimbursables	442	355	87
Total Revenue	47,304	45,000	2,304

Expenses:
Property Expenses	657	219	438
Depreciation and Amortization Expense	14,266	12,825	1,441
General and Administrative Expenses:
Compensation Expense	4,477	6,069	(1,592)
Professional Fees	1,361	1,575	(214)
Other General and Administrative Expenses	1,721	1,736	(15)
Total General and Administrative Expenses	7,559	9,380	(1,821)

Total Expenses	22,482	22,424	58

Loss on Sale of Real Estate	—	(60)	60

Provision for Current Expected Credit Loss	(167)	—	(167)

Income From Operations	24,655	22,516	2,139

Other Income (Expense):
Interest Income	747	113	634
Interest Expense	(379)	(273)	(106)
Total Other Income (Expense)	368	(160)	528

Net Income	25,023	22,356	2,667

Net Income Attributable to Noncontrolling Interests	(438)	(380)	(58)

Net Income Attributable to Common Stockholders	$24,585	$21,976	$2,609
Revenue
Rental Income
Rental income for the year ended December 31, 2023 increased by approximately $4.1 million, to approximately $46.3 million, compared to approximately $42.2 million for the year ended December 31, 2022. The increase in rental income was primarily attributable to:
•A full year of rental income from two cultivation facilities acquired at the end of the second quarter of 2022. The increase also includes nine months of rental income from exercising our option to acquire the adjacent land parcel to expand one of our existing cultivation facilities in Missouri during the first quarter of 2023. These acquisitions generated approximately $1.6 million of rental income during the year ended December 31, 2023.

•Rental income from one cultivation facility that converted from a mortgage loan to a twenty-year sale-leaseback on August 5, 2022, which generated an increase of approximately $1.8 million of rental income during the year ended December 31, 2023.
•Funding of tenant improvements at our Arizona, Florida, Pennsylvania and both Missouri cultivation facilities, which generated approximately $2.1 million of rental income during the year ended December 31, 2023.
•Annual escalations on our portfolio which generated an increase of approximately $0.8 million of rental income during the year ended December 31, 2023.
The increase in rental revenue was partially offset by a decrease of approximately $2.7 million primarily attributable to:
•During the year ended December 31, 2023, Revolutionary Clinics, the tenant of our cultivation facility in Massachusetts, failed to pay seven months of contractual rent under its lease agreement of approximately $3.0 million. We applied their security deposit of approximately $1.3 million, towards the outstanding rent. On October 27, 2023, we entered into a lease amendment and forbearance agreement and collected a portion of the back rent of approximately $480 thousand for August and September and we collected rent at the full amended contractual amount for October through December 2023, totaling $1.2 million. The application of the security deposit and rent collected during the year ended December 31, 2023 resulted in a net decrease of rental income of approximately $2.6 million compared to rental income collected for the year ended December 31, 2022.
•The sale of two Massachusetts properties, one during 2022 and one during 2023, that resulted in a net decrease to rental income of approximately $31 thousand for the year ended December 31, 2023.
Interest Income from Loans
Interest income from loans decreased by approximately $1.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was attributable to the conversion of the $30.0 million mortgage loan that we entered into during the fourth quarter of 2021 that converted to a twenty-year sale-leaseback, in accordance with the loan agreement, on August 5, 2022.
Fees and Reimbursables
Fees and reimbursables remained relatively flat year over year.
Expenses
Property Expenses
The Company’s properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. The Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statement of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statement of operations. The expense and reimbursable amounts may differ due to timing. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations.
Property expenses for the year ended December 31, 2023 increased by approximately $0.4 million to approximately $0.7 million, compared to $0.2 million for the year ended December 31, 2022. The increase was primarily attributable to insurance, real estate taxes and legal fees paid on behalf of certain tenants, which will be reimbursed to us.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2023, increased by approximately $1.4 million to approximately $14.3 million, compared to $12.8 million for the year ended December 31, 2022. The increase in depreciation was attributable to; (i) a full year of depreciation on approximately $27.1 million related to the three cultivation facilities and one dispensary we acquired during 2022, which generated an increase of approximately $403 thousand; (ii) a full year of depreciation on approximately $28.5 million related to the cultivation facility that converted from a mortgage loan to a twenty-year sale-leaseback on August 5, 2022, which generated an increase of approximately

$584 thousand; (iii) a full year of depreciation on approximately $21.0 million that was funded during the second quarter of 2022 in connection with the expansion at an existing cultivation facility in Florida, which generated an increase of approximately $300 thousand; (iv) approximately $30.8 million of improvements that were placed into service during 2022 and subsequent, which generated an increase of approximately $429 thousand; and (v) to a lesser extent, a full year of depreciation on approximately $0.1 million related to corporate assets that were placed into service during the third quarter of 2022, which generated an increase of approximately $12 thousand. These increases were slightly offset by a decrease of approximately $325 thousand related to adjustments for properties sold and assets that became fully depreciated.
General and Administrative Expenses
Total general and administrative expenses for the year ended December 31, 2023 decreased by approximately $1.8 million, to $7.6 million, compared to $9.4 million for the year ended December 31, 2022. The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense for the year ended December 31, 2023, decreased by approximately $1.6 million to $4.5 million, compared to $6.1 million for the year ended December 31, 2022. The decrease was primarily due to the following; (i) in connection with the retirement and the separation of certain executive officers during 2022 we incurred one-time severance payments of approximately $1.7 million; and (ii) the associated accelerated vesting of their restricted stock units (“RSUs”) of $0.2 million. The decrease was partially offset by (i) a full year of compensation expense for one executive officer and two employees hired during 2022; and (ii) increased expenses on RSUs and performance stock units (“PSUs”) granted to certain officers, employees and directors during 2023.
Professional Fees
Professional fees for the year ended December 31, 2023, decreased by approximately $0.2 million to $1.4 million, compared to $1.6 million for the year ended December 31, 2022. The decrease was mainly attributable to a reduction of approximately $115 thousand related to the elimination of outsourced accounting functions, a decrease of approximately $196 thousand in recruiting fees not incurred during 2023, and a reduction of approximately $139.4 thousand related to costs incurred for potential restructuring. These decreases were partially offset by increases in consulting fees, legal fees and tax preparation fees.
Other General and Administrative Expenses
Other general and administrative expenses were relatively flat year over year. Other general and administrative expenses is primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, reporting fees, corporate rent and various other expenses.
Loss on Sale of Real Estate
On March 21, 2022, we sold our dispensary in Franklin, Massachusetts for approximately $0.8 million, which was leased to PharmaCann. We recognized a loss on sale of property of $60 thousand during the year ended December 31, 2022.
Provision for Current Expected Credit Loss
On January 1, 2023, we adopted ASC 326, Financial Instruments - Credit Losses. In connection with this adoption, we used a discounted cash flow model to determine an expected credit loss on our loan receivable and recorded a provision for current expected credit loss of $167 thousand during the year ended December 31, 2023.
Other Income (Expense)
Other Income
Interest income increased during the year ended December 31, 2023, by approximately $0.6 million, to $0.7 million, compared to $0.1 million for the year ended December 31, 2022, primarily due to higher interest rates on our cash balances in our money market accounts.
Interest Expense

Interest expense increased during the year ended December 31, 2023 by approximately $0.1 million to $0.4 million compared to $0.3 million for the year ended December 31, 2022. The increase was mainly attributable to a full year of interest expense on the draw of $1.0 million from the Revolving Credit Facility we entered into on May 6, 2022, and the associated non-cash interest expense, which increased by approximately $268 thousand related to the amortization of deferred financing costs incurred in connection with this facility. The increase was partially offset by a decrease in interest expense on our loan payable in connection with the $1.0 million principal pay down in January 2023.
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
We calculate AFFO by starting with FFO and adjusting for non-cash and certain non-recurring transactions, including non-cash components of compensation expense and the effect of provisions for credit losses. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should not consider FFO and AFFO to be alternatives to net income as a reliable measure of our operating performance; nor should you consider FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.
The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the year ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022

Net Income Attributable to Common Stockholders	$24,585	$21,976
Net Income Attributable to Noncontrolling Interests	438	380
Net Income	25,023	22,356

Adjustments:
Real Estate Depreciation and Amortization	14,266	12,825
Loss on Sale of Real Estate	—	60
FFO Attributable to Common Stockholders - Diluted	39,289	35,241
Severance	—	1,752
Non-cash rental income - other	(522)	—
Provision for current expected credit loss	167	—
Stock-Based Compensation	1,439	1,493
Non-Cash Interest Expense	282	163
Amortization of Straight-Line Rent Expense	(1)	12
AFFO Attributable to Common Stockholders - Diluted	$40,654	$38,661

Liquidity and Capital Resources
Our cash requirements include the payment of dividends to our shareholders, distributions to our OP Unitholders, general and administrative expenses, debt service, other expenses related to managing our existing portfolio as well as acquisitions and unfunded tenant commitments. The sources of liquidity to fund these cash requirements include rental revenue from the leasing of our properties, which is our primary source of cash flow, borrowings under our revolving credit facility and equity and debt issuances either in the public or private markets, if markets permit. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction.
As of December 31, 2023, we had $114.8 million of liquidity comprised of $25.8 million of cash and cash equivalents and $89.0 million available on our $90.0 million revolving credit facility, subject to sufficient collateral in the borrowing base. The challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we expect that cash flow from continuing operations over the next twelve months, together with cash on hand, will be adequate to fund our business operations, cash dividends to our shareholders, distributions to our OP Unitholders and debt service. Acquisitions and unfunded tenant improvement costs may require funding from borrowings, equity issuance and or issuance of OP Units. We cannot however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our Consolidated Financial Statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Year Ended
	December 31,
	2023	2022
Net Cash Provided by Operating Activities	$40,084	$37,008
Net Cash Used in Investing Activities	$(12,835)	$(86,453)
Net Cash Used in Financing Activities	$(46,598)	$(32,460)
Cash and Cash Equivalents - End of Year	$25,843	$45,192
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the years ended December 31, 2023 and 2022 were approximately $40.1 million and $37.0 million, respectively. Net cash flows provided by operating activities primarily related to contractual rent and security deposits from our properties, partially offset by our general and administrative expenses.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the years ended December 31, 2023 and 2022 were approximately $12.8 million and $86.5 million, respectively. Net cash used in investing activities for the year ended December 31, 2023 related to approximately $350 thousand used to purchase an adjacent parcel of land by an existing cultivation facility in Missouri and approximately $14.4 million used to fund tenant improvements, offset by approximately $1.9 million of proceeds received in connection with the sale of our Palmer, Massachusetts property. Net cash used in investing activities for the year ended December 31, 2022 related to approximately $37.0 million used to purchase three cultivation facilities and one dispensary, approximately $45.2 million used to fund tenant improvements, and $5.0 million used to fund an unsecured loan receivable at our cultivation facility in Missouri, partially offset by approximately $0.8 million of proceeds received from the sale of our Franklin, Massachusetts property.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the years ended December 31, 2023 and 2022 were approximately $46.6 million and $32.5 million, respectively. Cash used in financing activities for the year ended December 31, 2023, related to approximately $33.7 million in dividend payments to holders of our common stock as well as distributions to OP Unitholders and dividend equivalents to RSU holders, $1.0 million to pay down principal on our loan payable, approximately $11.8 million to buy back stock under the stock repurchase program, approximately $28 thousand in deferred financing costs related to updating our Revolving Credit Facility and approximately $43 thousand of cash paid for taxes in lieu of issuance of common stock. Net cash provided by financing activities for the year ended December 31, 2022, were related to approximately $29.7 million in dividend payments to holders of our common stock as well as distributions to OP Unitholders and dividend equivalents to RSU holders, $1.8 million to pay down principal on our loan payable, approximately $1.2 million in deferred financing costs related to obtaining our Revolving Credit Facility and approximately $813 thousand of cash paid for taxes in lieu of issuance of common stock, offset by $1.0 million drawn on our Revolving Credit Facility.
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
As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the year ended December 31, 2023, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $1.57 per share. During the year ended December 31, 2022, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling approximately $1.44 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of December 31, 2023, we had aggregate unfunded commitments to invest $14.4 million to develop and improve our existing cultivation facilities in Arizona, Missouri, and Pennsylvania.
Corporate Office Lease
As of December 31, 2023, we are the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year four. The office lease has a remaining average lease term of approximately 2.7 years.
Revolving Credit Facility
As of December 31, 2023, the Company had $1.0 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.
Loan Payable
The loan payable outstanding balance as of December 31, 2023 was $1.0 million and the discount had been fully amortized. Principal on the loan was payable in annual installments of which $1.8 million and $1.0 million were paid in January 2022 and January 2023, respectively. The final principal payment of $1.0 million was made on January 3, 2024.
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
Recent Accounting Pronouncements
Refer to Note 2 - “Basis of Presentation and Summary of Significant Accounting Policies” for recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility. As of December 31, 2023, we had $1.0 million drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% through May 2025 and a floating rate thereafter. Therefore, if interest rates decrease, our required interest payments may exceed those based on current market rates. If interest rates remain higher for longer, our cost of financing will significantly increase when the Revolving Credit Facility adjusts to a floating rate in May 2025. We may choose to mitigate such interest rate risk through the use of interest rate derivative instruments.
Inflation
The U.S. economy has experienced an increase in inflation rates over the past two years. We enter into leases that generally provide for annual fixed increases in rent at a fixed rate. In some instances, leases provide for annual increases in rent based on the increase in annual CPI. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.
Seasonality
Our business is not, and we do not expect our business to be, subject to material seasonal fluctuations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Annual Report).
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
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023 based on criteria in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company's independent registered public accounting firm due to a temporary exemption transition period established by rules of the Securities and Exchange Commission for emerging growth companies under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").
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
ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

On March 6, 2024, the Company entered a new employment agreement with Ms. Lisa Meyer, effective June 13, 2024 (the “Effective Date”), pursuant to which she will continue to serve as the Chief Financial Officer, Treasurer and Secretary of the Company (the “New Employment Agreement”). As of the Effective Date, the New Employment Agreement will replace and supersede Ms. Meyer’s existing employment agreement (the “Prior Employment Agreement”) with the Company, which expires on June 13, 2024.

Under the New Employment Agreement, Ms. Meyer reports directly to the Chief Executive Officer of the Company. The term of the New Employment Agreement will end on June 13, 2025. On that date, and on each subsequent anniversary of such date, the term of the New Employment Agreement will automatically be extended for one year, unless (i) earlier terminated or (ii) unless either the Company or Ms. Meyer gives the other party written notice at least ninety (90) days prior to the end of the then-existing term that the term of the New Employment Agreement shall not be further extended.
Ms. Meyer’s New Employment Agreement provides that her annualized base salary will be $350,000. The Company’s Board of Directors (the “Board”) or the Compensation Committee of the Board (the “Compensation Committee”) may increase Ms. Meyer’s annual base salary during the term of the New Employment Agreement. The New Employment Agreement also provides that Ms. Meyer will have the opportunity to earn an annual cash performance bonus (“Annual Cash Bonus”) during the term, with a target Annual Cash Bonus of $250,000. The Compensation Committee will determine the Annual Cash Bonus actually earned in each calendar year based on the attainment of Company and individual performance goals established by the Compensation Committee in consultation with Ms. Meyer.
The New Employment Agreement also provides that Ms. Meyer will be eligible to receive annual equity incentive grants (the “Equity Grants”) under and subject to the terms and conditions of the Company’s 2021 Equity Incentive Plan (the “Plan”). The target value of Ms. Meyer’s annual Equity Grant shall be $250,000.

The New Employment Agreement also provides that Ms. Meyer will be eligible to participate in the Company’s retirement and welfare benefit plans, and is entitled to four weeks’ vacation in each calendar year.
The New Employment Agreement provides that Ms. Meyer is entitled to receive the “Accrued Obligations” upon termination of her employment for any reason. The “Accrued Obligations” are (i) payment of any compensation (including base salary, Annual Cash Bonus and accrued but unused vacation) that was earned but remains unpaid on the date of termination, and (ii) any benefits due to Ms. Meyer under the Company’s benefit plans.

In addition, the New Employment Agreement provides that Ms. Meyer is entitled to additional benefits upon a termination of employment by the Company without cause (as defined in the New Employment Agreement) or upon Ms. Meyer’s resignation for good reason (as defined in the New Employment Agreement); provided that Ms. Meyer has given the Company a release and waiver of claims in the form attached to the New Employment Agreement. Ms. Meyer is entitled to receive (i) the Accrued Obligations; (ii) any unpaid Annual Cash Bonus for a prior fiscal year; (iii) a pro-rated target Annual Cash Bonus for the year in which the termination occurs; (iv) a payment equal to one times the sum of her annual base salary in effect on the date of termination and target Annual Cash Bonus for the year in which the termination occurs; (v) all outstanding Equity Grants awarded as of the date of termination and (vi) a payment equal to the amount of the applicable COBRA premiums for 18 months. All outstanding Equity Grants awarded to Ms. Meyer shall be subject to any applicable accelerated or continuing vesting provisions set forth in the applicable Grant Instruments (as defined in the Plan).

Under the New Employment Agreement, if Ms. Meyer is terminated for cause, she will be entitled to receive Accrued Obligations and any obligations under the New Employment Agreement that continue after termination of employment or in any other agreements between Ms. Meyer and the Company pursuant to any outstanding equity-based awards. Ms. Meyer will not be eligible to receive any unpaid Annual Cash Bonus, including any unpaid Annual Cash Bonus for a prior fiscal year.

Additionally, if the New Employment Agreement terminates as a result of Ms. Meyer’s death or disability (as defined in the New Employment Agreement); provided that, in the case of termination as a result of Ms. Meyer’s disability, Ms. Meyer’s has given the Company a release and waiver of claims in the form attached to the New Employment Agreement, Ms. Meyer is entitled to receive additional compensation and benefits. Ms. Meyer is entitled to receive (i) the Accrued Obligations; (ii) any unpaid Annual Cash Bonus for a prior fiscal year; (iii) a pro-rated target Annual Cash Bonus for the year in which the termination occurs; and (iv) a payment equal to the amount of the applicable COBRA premiums for 18 months. All outstanding Equity Grants awarded to Ms. Meyer shall be subject to any applicable accelerated or continuing vesting provisions set forth in the applicable Grant Instruments.

The New Employment Agreement also provides that, if Ms. Meyer is terminated due to the Company’s non-renewal of the New Employment Agreement at the end of the term, provided that Ms. Meyer has given the Company a release and waiver of claims in the form attached to the New Employment Agreement, Ms. Meyer is entitled to receive (i) the Accrued Obligations; (ii) any unpaid Annual Cash Bonus for a prior fiscal year; (iii) a pro-rated target Annual Cash Bonus for the year in which the termination occurs, and (iv) all outstanding Company equity based awards held by Ms. Meyer, which will vest, and, if applicable, be paid in accordance with the terms of such equity based award agreement. If the termination resulting from the Company’s non-renewal of the term of the New Employment Agreement occurs following a change in control of the Company (as defined in the New Employment Agreement), provided that Ms. Meyer has given the Company a release and waiver of claims in the form attached to the New Employment Agreement, Ms. Meyer is also entitled to receive (i) a payment equal to the amount of the applicable COBRA premiums for 18 months; and (ii) an additional payment. The amount of the additional payment is equal to one times Ms. Meyer’s annual base salary and target Annual Cash Bonus multiplied by a fraction, the numerator of which is 12 minus the number of months from the date of the change in control through the end of the then existing term of the New Employment Agreement, and the denominator of which is 12. In the event of a non-renewal after which Ms. Meyer remains employed by the Company, no severance compensation will be due solely by reason of such non-renewal, provided that any future termination may qualify for severance.

The foregoing description of the New Employment Agreement does not purport to be complete and is qualified in its entirety by the full text of the New Employment Agreement, a copy of which will be filed with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan
The following table summarizes information about the Company’s equity compensation plan under which our common stock may be issued as of December 31, 2023.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity compensation plans approved by security holders	297,393		1,950,251
Equity compensation plans not approved by security holders	—	—	—
Total	297,393	—	1,950,251
(1) Consists of awards granted under the 2021 Equity Incentive Plan. This amount includes 27,811 vested RSUs, 63,582 unvested RSUs and 206,000 unvested PSUs. The number of PSUs reflects the maximum number of shares issuable if the maximum performance criteria are achieved. There is no weighted-average exercise price for these RSUs and PSUs.
(2) Reflects shares available for issuance under the 2021 Equity Incentive Plan, assuming that maximum performance is achieved with respect to PSUs.
The remainder of the information required by Item 12 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this report:
1.Financial Statements. See Index to Financial Statements.
2.Schedules to Financial Statements. See Index to Financial Statements.
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
10.3†
Employment Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Current Report on Form 8-K filed on December 21, 2023).

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

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of BDO USA, P.C.
31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: March 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Coniglio	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2024
Anthony Coniglio

/s/ Lisa Meyer	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2024
Lisa Meyer

/s/ Gordon DuGan	Director (Chairman)	March 11, 2024
Gordon DuGan

/s/ Alan Carr	Director	March 11, 2024
Alan Carr

/s/ Joyce Johnson	Director	March 11, 2024
Joyce Johnson

/s/ Peter Kadens	Director	March 11, 2024
Peter Kadens

/s/ Peter Martay	Director	March 11, 2024
Peter Martay

/s/ David Weinstein	Director	March 11, 2024
David Weinstein

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NewLake Capital Partners, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
NewLake Capital Partners, Inc.
New Canaan, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NewLake Capital Partners, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2021.

Denver, Colorado

March 11, 2024

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets:

Real Estate
Land	$21,397	$21,427
Building and Improvements	390,911	378,047
Total Real Estate	412,308	399,474
Less Accumulated Depreciation	(31,999)	(19,736)
Net Real Estate	380,309	379,738
Cash and Cash Equivalents	25,843	45,192
In-Place Lease Intangible Assets, net	19,779	21,765
Loan Receivable, net (current expected credit loss 2023: $167; 2022: $0)	4,833	5,000
Other Assets	2,528	2,554
Total Assets	$433,292	$454,249

Liabilities and Equity:

Liabilities:

Accounts Payable and Accrued Expenses	$1,117	$1,659
Revolving Credit Facility	1,000	1,000
Loan Payable, net	1,000	1,986
Dividends and Distributions Payable	8,385	8,512
Security Deposits	8,616	7,774
Rent Received in Advance	990	1,375
Other Liabilities	227	1,005
Total Liabilities	21,335	23,311

Commitments and Contingencies (Note 15)

Equity:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	-	-
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,503,520 and 21,408,194 Shares Issued and Outstanding, respectively	205	214
Additional Paid-In Capital	445,289	455,822
Accumulated Deficit	(40,909)	(32,487)

Total Stockholders' Equity	404,585	423,549

Noncontrolling Interests	7,372	7,389

Total Equity	411,957	430,938

Total Liabilities and Equity	$433,292	$454,249
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2023	2022
Revenue:

Rental Income	$46,341	$42,216
Interest Income from Loans	521	2,429
Fees and Reimbursables	442	355
Total Revenue	47,304	45,000

Expenses:

Property Expenses	657	219
Depreciation and Amortization Expense	14,266	12,825
General and Administrative Expenses:
Compensation Expense	4,477	6,069
Professional Fees	1,361	1,575
Other General and Administrative Expenses	1,721	1,736
Total General and Administrative Expenses	7,559	9,380

Total Expenses	22,482	22,424

Loss on Sale of Real Estate	-	(60)
Provision for Current Expected Credit Loss	(167)	—

Income From Operations	24,655	22,516

Other Income (Expense):
Other Income	747	113
Interest Expense	(379)	(273)
Total Other Income (Expense)	368	(160)

Net Income	25,023	22,356

Net Income Attributable to Noncontrolling Interests	(438)	(380)

Net Income Attributable to Common Stockholders	$24,585	$21,976

Net Income Attributable to Common Stockholders Per Share - Basic	$1.16	$1.03

Net Income Attributable to Common Stockholders Per Share - Diluted	$1.16	$1.03

Weighted Average Shares of Common Stock Outstanding - Basic	21,169,010	21,418,484

Weighted Average Shares of Common Stock Outstanding - Diluted	21,548,976	21,810,789
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2022	21,408,194	$214	$455,822	$(32,487)	$7,389	$430,938

Conversion of Vested RSUs to Common Stock	3,720	—	—	—	—	—

Repurchase of Common Stock	(908,394)	(9)	(11,798)	—	—	(11,807)

Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(43)	—	—	(43)

Stock-Based Compensation	—	—	1,439	—	—	1,439

Dividends to Common Stock	—	—	—	(32,910)	—	(32,910)

Dividends to Restricted Stock Units	—	—	—	(97)	—	(97)

Distributions to OP Unitholders	—	—	—	—	(586)	(586)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(131)	—	131	—

Net Income	—	—	—	24,585	438	25,023

Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2021	21,235,914	$213	$450,916	$(23,574)	$11,780	$439,335

Conversion of Vested RSUs to Common Stock	92,559	1	(1)	—	—	—

Conversion of OP Units to Common Stock	79,721	—	2,080	—	(2,080)	—

Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(813)	—	—	(813)

Stock-Based Compensation	—	—	1,493	—	—	1,493

Dividends to Common Stock	—	—	—	(30,759)	—	(30,759)

Dividends to Restricted Stock Units	—	—	—	(130)	—	(130)

Distributions to OP Unitholders	—	—	—	—	(544)	(544)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	2,147	—	(2,147)	—

Net Income	—	—	—	21,976	380	22,356

Balance as of December 31, 2022	21,408,194	$214	$455,822	$(32,487)	$7,389	$430,938
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	2023	2022
Cash Flows from Operating Activities:
Net Income	$25,023	$22,356
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization Expense	14,266	12,825
Stock-Based Compensation	1,439	1,493
Loss on Sale of Real Estate	—	60
Amortization of Debt Issuance Costs	268	136
Amortization of Debt Discount	14	27
Provision for Credit Loss	167	—
Non-Cash Rental Income	(522)	—
Non-Cash Lease Expense	(1)	12
Non-Cash Application of Security Deposit	(1,323)	—
Changes in Assets and Liabilities
Other Assets	229	(450)
Accounts Payable and Accrued Expenses	(540)	255
Security Deposits	2,166	1,726
Interest Reserve	—	(2,144)
Rent Received in Advance	(385)	(54)
Other Liabilities	(717)	766
Net Cash Provided by Operating Activities	40,084	37,008

Cash Flows from Investing Activities:
Funding of Tenant Improvements	(14,434)	(45,245)
Investment in Loan Receivable	—	(5,000)
Acquisition of Real Estate	(350)	(36,969)
Proceeds from Disposition of Real Estate	1,949	761
Net Cash Used in Investing Activities	(12,835)	(86,453)

Cash Flows from Financing Activities:
Repurchase of Common Stock	(11,807)	—
Cash Paid for Taxes in Lieu of Issuance of Common Stock	(43)	(813)
Common Stock Dividends Paid	(33,058)	(28,993)
Restricted Stock Units Dividend Equivalents Paid	(79)	(154)
Distributions to OP Unitholders	(583)	(539)
Borrowings from Revolving Credit Facility	—	1,000
Principal Repayment on Loan Payable	(1,000)	(1,800)
Deferred Financing Costs	(28)	(1,161)
Net Cash Used in Financing Activities	(46,598)	(32,460)

Net Decrease in Cash and Cash Equivalents	(19,349)	(81,905)

Cash and Cash Equivalents - Beginning of Year	45,192	127,097

Cash and Cash Equivalents - End of Year	$25,843	$45,192

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$137	$29
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$8,385	$8,512
Investment in Warrants	$522	$—
Conversion of Mortgage Loan Receivable	$—	$30,000
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as its wholly owned subsidiaries of the Operating Partnership and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2023 and 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management will adjust such estimates when facts and circumstances dictate. Such estimates include, but are not limited to, useful lives for depreciation of property and corporate assets, the fair value of acquired real estate and in-place lease intangibles acquired and the valuation of stock-based compensation. Actual results could differ from those estimates.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Real Estate
Investments in real estate are presented at historical cost, less accumulated depreciation. Costs directly related to the properties’ acquisition, development, or redevelopment of the properties are capitalized. Repairs and maintenance cost incurred, if any, on the properties are expensed. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
The Company capitalizes cost associated with property and tenant improvements (“TI”) when it is considered the accounting owner of the improvements. Property and tenant improvements generally consist of building additions or significant upgrades to existing facilities and are considered construction in progress until placed in service. Such improvements are considered placed in service when ready and available for its intended use.
Upon acquisition of a property, the Company allocates the purchase price of the real estate to land, building and improvements (inclusive of tenant improvements), site improvements and if applicable, determined intangibles, such as the value of above and below market leases and origination costs associated with the in-place lease. The tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs for asset acquisitions are capitalized as incurred. All of our real estate investments to date were recorded as asset acquisitions.
The Company depreciates the amount allocated to building and improvements on a straight-line basis over their estimated useful lives generally between 20 to 35 years and the amount allocated to site improvements at our buildings, if any, over the estimated useful lives, generally between 8 to 15 years. The Company amortizes the amount allocated to intangibles related to in-place leases over the remaining term of the lease.
Provision for Impairment
The Company reviews current activities and changes in the business condition of all of our properties to determine the existence of any triggering events or impairment indicators. The Company evaluates our investments in real estate assets for impairment on a property-by-property basis. If triggering events or impairment indicators are identified, the Company analyzes the carrying value of its real estate for any impairment. Such impairment indicators include but are not limited to, deterioration in rent rates for a property, decline in projected rental rates, evidence of material physical damage to the property, holding period, and tenant defaults.
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
Sale of Real Estate
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
The Company recognizes gains or losses when real estate is sold in accordance with the provisions of Accounting Standards Codification ("ASC") ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, The gain or loss recorded is measured as the difference between the sales price less cost to sell and the carrying

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
amount of the real estate asset. The gain or loss from the sale of real estate is recognized in the consolidated statements of operations.
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
Operating leases where the minimum lease payments are not reasonably predictable are recognized on a cash basis. Due to our tenants limited operating history and the uncertain regulatory environment in the United States relating to the cannabis industry, the Company records rental income, fees and reimbursables for its operating leases on a cash basis. Any rental payments received in advance of contractual due dates are recorded as “Rent Received in Advance” in the consolidated balance sheets.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company has deposited cash and cash equivalents with three financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. As of December 31, 2023, the Company had cash accounts in excess of FDIC insured limits. The Company mitigates the potential of losses with deposit accounts that offer FDIC insurance through a network of banks for its cash deposits in excess of $250,000. The Company did not hold any cash equivalents as of December 31, 2023 and December 31, 2022.
Loan Receivable, net
Loans originated by the Company are initially recorded at their principal amount net of any premium or discount and is accounted for under ASC 326, Financial Instruments - Credit Losses ("CECL"). The CECL expected loss model requires the Company to record an allowance for the expected credit loss for the life of a loan receivable, which is recognized when the loan is either originated or acquired. The allowance for credit losses is deducted from, or added to the amortized cost basis of the loan receivable to present the net amount expected to be collected on the financial asset(s). At each reporting period, the Company updates its estimate and adjusts the allowance for credit losses accordingly. Changes in the allowance are recorded in the consolidated statement of operations in “Other Income (Expenses). Decreases in the allowance are recorded as a reversal of credit loss expense. The Company generally uses a discounted cash flow model approach to determine the credit loss, if any, for its loans receivable subject to the CECL guidance.
Interest income on loans is recorded using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of “Interest Income from Loans” in the consolidated statements of operations.
Investment in Equity Securities
The Company records its investment in warrants under ASC 321, Investments - Equity Securities (“ASC 321”). This guidance provides an alternative to the requirement to carry equity interests at fair value in accordance with ASC 820, Fair Value Measurement. The measurement alternative applies to certain equity interests without readily determinable fair values that are within the scope of ASC 321 and are otherwise required to be measured at fair value. Application of the measurement alternative is optional and is applied upon acquisition of an equity

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
interest on an instrument-by-instrument basis. The Company elected to use the measurement alternative to value its investment in warrants which is reported at cost and is classified in “Other Assets” in the consolidated balance sheets.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal, title and other third-party costs associated with    obtaining commitments for financing, which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close. Deferred financing costs related to the Company’s revolving credit facility are amortized on a straight-line basis and are classified in “Other Assets” in the consolidated balance sheets.
Offering and Organization Costs
Offering costs incurred by the Company in connection with common stock offerings and private placements are reflected as a reduction of additional paid-in-capital. Offering costs incurred by the Company in connection with its shelf registration will be deferred and recorded in "Other Assets" until such time the Company completes a common stock offering where all or a portion will be reclassified and reflected as a reduction of additional paid-in-capital. The deferred offering costs will be expensed upon the expiration of the shelf if the Company does not complete an equity offering. Organization costs are expensed as incurred.
Loan Payable, net
The Company records its loan payable net of discount in our consolidated balance sheets. The discount is amortized as a non-cash interest expense using the effective interest method or other method that is not materially different, over the life of the loan payable. Any premium amortization or discount accretion will be reflected as a component of “Interest Expense” in the consolidated statement of operations.
Lease Classification

The Company elected the practical expedients that allow an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) the lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if the timing and pattern of transfer are the same for the non-lease component and associated lease component, and the lease component would be classified as an operating lease if accounted for separately.
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
Lease classification for those leases under which the Company is the lessee are evaluated at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that we are reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement, the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company’s incremental borrowing rate. On the consolidated statements of operations, operating leases are expensed through rent expense while financing leases are expensed through amortization and interest expense.
Property Expenses
The Company’s properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances, the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations.
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
The Company elected to treat a domestic subsidiary as a taxable REIT subsidiary ("TRS") and may elect to treat other subsidiaries as TRSs in the future. In general, a TRS is utilized to hold assets and engage in activities that the Company cannot hold or engage in directly. Generally, a TRS may engage in any real estate or non-real estate-related business.
A domestic TRS may declare dividends to the Company which will be included in the Company’s taxable income/(loss) and may necessitate a distribution to stockholders. Conversely, if the Company retains earnings at the

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
domestic TRS level, no distribution is required. A domestic TRS is subject to U.S. federal, state and local corporate income taxes.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for its equity awards in accordance with ASC 718 - Compensation-Stock Compensation (“ASC 718”).
Restricted Stock Units
Under ASC 718, stock based compensation expense for restricted stock units (“RSUs”) is based on the grant date fair value of the equity awards and is recognized over the requisite service or performance period. If awards are forfeited prior to vesting, the Company will reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs.
Performance Stock Units
Under ASC 718, stock based compensation expense for performance stock units (“PSUs”) is recorded at fair value of the equity award and is recognized over the performance period whether or not the performance hurdles are achieved. The fair value of the PSUs are determined using a Monte Carlo simulation for the future stock price of the Company and its corresponding peer group over the performance period. If awards are forfeited prior to vesting, the Company will reverse any previously recognized expense related to such awards in the period during which the forfeiture occurred. If performance hurdles are not met as of the last day of the performance period, the units are cancelled and no reversal of previously recognized expense is recorded for the cancelled units.
Earnings Per Share
The Company calculates earnings per share (“EPS”) in accordance with ASC 260 – Earnings Per Share (“ASC 260”). Under ASC 260, non-vested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. GAAP requires use of the two-class method in computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. The Company’s participating securities are not allocated a share of the net loss, as the participating securities do not have a contractual obligation to share in the net losses of the Company.
Noncontrolling Interests
Noncontrolling interests represent limited partnership interest in the Operating Partnership not held by the Company. Noncontrolling interests in the Operating Partnership are shown in the consolidated statements of changes in equity.
Reclassifications
Certain prior year balances have been reclassified to conform to our current year presentation of compensation expense and property expenses.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recently Adopted Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
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
	January 1, 2023	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements due to the limited nature of financial assets held by the Company subject to ASU 2016-13.
Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”).
ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU
2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements.
	For fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.	The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09
requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid.
	For fiscal years beginning after December 15, 2024, with early adoption permitted.	The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 3 - Real Estate
2023 Real Estate Portfolio
As of December 31, 2023, the Company owned 31 properties located in 12 states. The following table represents the Company’s real estate portfolio as of December 31, 2023 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(75)		$854
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,160)		8,631
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,107)		9,054
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(578)		13,001
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,964	11,565	14,529	(611)		13,918
Bloom Medicinal		Missouri	Cultivation	948	19,242	20,190	(512)	(2)	19,678
Calypso		Pennsylvania	Cultivation	1,486	30,527	32,013	(1,419)	(2)	30,594
Columbia Care		California	Dispensary	1,082	2,692	3,774	(241)		3,533
Columbia Care		Illinois	Dispensary	162	1,053	1,215	(91)		1,124
Columbia Care		Illinois	Cultivation	801	10,560	11,361	(920)		10,441
Columbia Care		Massachusetts	Dispensary	108	2,212	2,320	(213)		2,107
Columbia Care		Massachusetts	Cultivation	1,136	12,690	13,826	(1,483)		12,343
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(5,730)		45,002
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(255)		2,677
Curaleaf		Florida	Cultivation	388	75,595	75,983	(6,322)		69,661
Curaleaf		Illinois	Dispensary	69	525	594	(51)		543
Curaleaf		Illinois	Dispensary	65	959	1,024	(96)		928
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(110)		1,624
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(292)		3,061
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(135)		2,039
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(309)		3,053
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(129)		1,789
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(191)		2,036
Greenlight	(3)	Arkansas	Dispensary	238	1,919	2,157	(183)		1,974
Mint		Arizona	Cultivation	2,400	14,822	17,222	—	(2)	17,222
Organic Remedies		Missouri	Cultivation	204	20,897	21,101	(2,181)		18,920
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(287)		1,825
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(42)		1,508
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(110)		1,205
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(3,070)		39,790
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(4,096)		40,174

Total Real Estate				$21,397	$390,911	$412,308	$(31,999)		$380,309

(1) Includes construction in progress in the amount of $24.2 million that had been funded as of December 31, 2023.
(2) A portion of this investment is currently under development or undergoing building improvements. Once the development or improvements are completed and placed-in-service, the Company will begin depreciating the applicable part of the property.
(3) GL Partners, Inc. (dba Greenlight), acquired the tenant and was added as a guarantor. Curaleaf remains as an additional guarantor subject to certain conditions in the lease agreement.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 3 - Real Estate (continued)
2022 Real Estate Portfolio
As of December 31, 2022, the Company owned 32 properties located in 12 states. The following table represents the Company’s real estate portfolio as of December 31, 2022 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(57)		$872
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(884)		8,907
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(844)		9,317
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(203)		13,376
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,964	11,565	14,529	(215)		14,314
Bloom Medicinal		Missouri	Cultivation	598	11,385	11,983	(139)		11,844
Calypso Enterprises		Pennsylvania	Cultivation	1,486	28,514	30,000	(417)		29,583
Columbia Care		California	Dispensary	1,082	2,692	3,774	(155)		3,619
Columbia Care		Illinois	Dispensary	162	1,053	1,215	(58)		1,157
Columbia Care		Illinois	Cultivation	801	10,560	11,361	(590)		10,771
Columbia Care		Massachusetts	Dispensary	108	2,212	2,320	(137)		2,183
Columbia Care		Massachusetts	Cultivation	1,136	12,690	13,826	(944)		12,882
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(4,282)		46,450
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(164)		2,768
Curaleaf		Florida	Cultivation	388	75,595	75,983	(4,093)		71,890
Curaleaf		Illinois	Dispensary	69	525	594	(33)		561
Curaleaf		Illinois	Dispensary	65	959	1,024	(62)		962
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(71)		1,663
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(188)		3,165
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(91)		2,083
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(198)		3,164
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(83)		1,835
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(122)		2,105
Greenlight	(2)	Arkansas	Dispensary	238	1,919	2,157	(117)		2,040
Mint		Arizona	Cultivation	2,400	10,541	12,941	—	(3)	12,941
Mint		Massachusetts	Cultivation	380	1,569	1,949	—	(3)	1,949
Organic Remedies		Missouri	Cultivation	204	20,615	20,819	(1,105)		19,714
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(184)		1,928
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(6)		1,544
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(71)		1,244
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(1,861)		40,999
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(2,362)		41,908

Total Real Estate				$21,427	$378,047	$399,474	$(19,736)		$379,738

(1) Includes construction in progress in the amount of $12.1 million that had been funded as of December 31, 2022.
(2) GL Partners, Inc. (dba Greenlight), acquired the tenant and was added as a guarantor. Curaleaf remains an as additional guarantor subject to certain conditions in the lease agreement.
(3) This property is under development. Once the development is completed and placed-in-service, the Company will begin depreciating this asset.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 3 - Real Estate (continued)
Real Estate Acquisitions
2023 Acquisitions
During the year ended December 31, 2023, the Company exercised its option to acquire an adjacent parcel of land to expand its cultivation facility in Missouri and invested approximately $350 thousand and committed to fund $16.2 million to expand the facility (refer to the Tenant Improvements (“TI”) table below).
The following table presents the real estate acquisitions for the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	March 3, 2023	$350
Total				$350
2022 Acquisitions
During the year ended December 31, 2022, the Company invested approximately $67.0 million to acquire four cultivation facilities and one dispensary. Included in the acquisitions is the August 5, 2022 conversion of the $30.0 million mortgage loan with Hero Diversified Associates, Inc (“HDAI”) to a sale leaseback with Calypso Enterprises.

The following table presents the real estate acquisitions for the year ended December 31, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs(1)
Bloom Medicinals	Missouri	Cultivation	April 1, 2022	$7,301	(2)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	14,529
Ayr Wellness, Inc.	Nevada	Cultivation	June 30, 2022	13,579
Calypso	Pennsylvania	Cultivation	August 5, 2022	30,000	(3)
PharmaCann	Ohio	Dispensary	November 3, 2022	1,550
Total				$66,959

(1) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and tenant improvement commitments funded at closing, if any, as of December 31, 2022. Excludes tenant improvement commitments not funded as of December 31, 2022.
(2) Includes approximately $5.0 million of tenant improvements funded at closing of the property.
(3) The Company entered into a $30.0 million mortgage loan on October 29, 2021, which converted to real estate through a sale leaseback transaction on August 5, 2022.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 3 - Real Estate (continued)
Tenant Improvements Funded
2023 Tenant Improvements
During the year ended December 31, 2023, the Company funded approximately $14.4 million of tenant improvements. The following table presents the tenant improvements funded for the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded	Unfunded Commitments
Mint	Arizona	Cultivation	June 24, 2021	$4,281	$3,788	(1)
Organic Remedies	Missouri	Cultivation	December 20, 2021	282	—
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	7,858	8,826
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—	750
Calypso	Pennsylvania	Cultivation	August 5, 2022	2,013	987
Total				$14,434	$14,351

(1) Effective June 1, 2023, the lease agreement was amended to include an additional TI commitment of approximately $6.5 million.
2022 Tenant Improvements
During the year ended December 31, 2022, the Company funded approximately $45.2 million of tenant improvements. The following table presents the tenant improvements funded for the year ended December 31, 2022 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded		Unfunded Commitments

Curaleaf	Florida	Cultivation	August 4, 2020	$20,983	(1)	$—
Mint	Massachusetts	Cultivation	April 1, 2021	349		—
Mint	Arizona	Cultivation	June 24, 2021	7,415		1,554		(2)
PharmaCann	Massachusetts	Dispensary	March 17, 2021	25		—
Trulieve	Pennsylvania	Cultivation	March 17, 2021	7,046	(3)	—
Organic Remedies	Missouri	Cultivation	December 20, 2021	4,745		282
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	4,682		534	‘(3)	(4)
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—		750
Total				$45,245		$3,120

(1) On June 16, 2022, the Company funded the expansion of an existing property.
(2) The tenant had been paying rent for the remaining commitment since July 2022 in accordance with the lease agreement.
(3) The tenant had been paying rent for the TI since December 2021 in accordance with the lease agreement. As of May 2022, the TI had been fully funded.
(4) The unfunded commitments did not include an option, because the Company did not have an obligation to acquire the adjacent property from an existing tenant and fund TIs.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 3 - Real Estate (continued)
Disposal of Real Estate
On October 27, 2023, the Company closed on the sale of its property in Palmer, Massachusetts, for $2.0 million, which was leased to Mint. The Company's investment in the property was $1.9 million. Upon closing, Mint's lease agreement was terminated and they paid a portion of the closing costs, resulting in a break-even sale of the property. Therefore, the Company did not recognize a gain or loss on sale of the property.
On March 21, 2022, the Company sold one of its Massachusetts properties for approximately $0.8 million, which was leased to PharmaCann. The Company recognized a loss on sale of the property of approximately $60 thousand. PharmaCann continued to pay rent for the sold Massachusetts property through increased rent payments from each of the remaining two properties leased by PharmaCann until a suitable replacement property was found. On November 3, 2022, a replacement property in Wapakoneta, OH was acquired by the Company and leased to PharmaCann.
Construction in Progress
Construction in progress was $24.2 million and $12.1 million on December 31, 2023 and 2022, respectively and is included in “Buildings and Improvements” in the accompanying consolidated balance sheets.
2023 Construction in Progress
The following table summarizes the construction in progress balance for the year ended December 31, 2023 (in thousands):

Tenant	Site Type	Beginning Balance 01/01/2023	Fundings		Placed-in-Service	Ending Balance 12/31/2023
Mint	Cultivation	$1,569	$(1,569)	(1)	$—	$—
Mint	Cultivation	10,541	4,281		—	14,822
Bloom Medicinals	Cultivation	—	7,324		—	7,324
Calypso	Cultivation	—	2,013		—	2,013
		$12,110	$12,049		$—	$24,159

(1) These tenant improvements were never placed in service. The property was sold on October 27, 2023.
2022 Construction in Progress
The following table summarizes the construction in progress balance for the year ended December 31, 2022 (in thousands):

Tenant	Site Type	Beginning Balance 01/01/2022	Fundings		Placed-in-service	Ending Balance 12/31/2022
Trulieve	Cultivation	$8,453	$7,047		$(15,500)	$—
PharmaCann	Dispensary	269	(269)	(1)	—	—
Mint	Cultivation	1,220	349		—	1,569
Mint	Cultivation	3,127	7,414		—	10,541
Organic Remedies	Cultivation	—	4,745		(4,745)	—
Bloom Medicinals	Cultivation	—	9,468		(9,468)	—
		$13,069	$28,754		$(29,713)	$12,110

(1) These tenant improvements were never placed in service. The property was sold on March 21, 2022.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 3 - Real Estate (continued)
Depreciation and Amortization
Depreciation expense on the Company’s real estate assets was approximately $12.3 million and $10.6 million for the years ended December 31, 2023 and 2022, respectively.
Amortization of the Company’s acquired in-place lease intangible assets were approximately $2.0 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively. Acquired in-place lease intangible assets have a weighted average remaining amortization period of 10.2 years.
In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of December 31, 2023 (in thousands):

Year	Amortization Expense
2024	$1,985
2025	1,985
2026	1,985
2027	1,985
2028	1,985
Thereafter	9,854
Total	$19,779
Impairment
The Company reviewed tenant activities and changes in the business condition of all of its properties and there were no triggering events or impairment indicators as of December 31, 2023 and 2022, requiring an impairment loss to be recognized.
Note 4 – Leases
As Lessor
The Company’s properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statement of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore not reflected in the statement of operations. The expense and reimbursable amounts may differ due to timing. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the year ended December 31, 2023 and 2022, the reimbursable revenues were $255.8 thousand and $206.3 thousand, respectively. Reimbursable expenses are classified as "Property Expenses" in the accompanying consolidated statements of operations.
The Company’s tenants operate in the cannabis industry. All of our leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain of our leases also contain a Tenant Improvement Allowance (“TIA”). TIA is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if the full TIA has been funded, even if there are still unfunded commitments. TIA also contains annual increases which generally increase at the same rate as

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 4 – Leases (continued)
base rent, per the lease agreement. Certain of the Company’s leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. Two of the Company’s leases that were entered into in December 2019 provide the lessee with a purchase option to purchase the leased property at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property for an amount based on the fair market value of the Company’s investment. As of December 31, 2023, the Company’s gross investment in these two properties was approximately $6.3 million.
Lease Amendments
Revolutionary Clinics
On October 27, 2023, the Company entered into a lease amendment and forbearance agreement (the "Agreements”) for its existing lease agreement with Revolutionary Clinics on its cultivation facility in Massachusetts, where Revolutionary Clinics is the sole tenant. Under the terms of the Agreements, the lease term was extended by 5 years, the Company received $480 thousand of unpaid rent and applied the remaining $315 thousand of security deposit. Under the terms of the Agreements, the rental payments have annual fixed escalations and may also escalate as the tenant’s business achieves certain gross revenue metrics based on a trailing 12 months and calculated quarterly. Under the forbearance agreement, the Company provided forbearance for approximately $2.0 million of back rental income, fees and reimbursable expenses. Lastly, the Company received warrants which if exercised will entitle the Company to receive 26,058 of common units in Revolutionary Clinics. Refer to Note 10 for additional details.
Calypso Enterprises
On November 15, 2023, the Company’s tenant Calypso Enterprises (“Calypso”) was sold by its parent HDAI to Canvas Acquisition Corporation, LLC (“Canvas”) an independent third party, whose parent replaced HDAI as the lease guarantor. In connection with the sale, the Company and Canvas agreed to certain revised terms through a lease amendment. Under the terms of the amendment, the Company reduced the rent payments, provided up to $3.0 million in tenant improvements allowance, provided an option to purchase the property at the Company’s cost basis, (inclusive of funding the $3.0 million of tenant improvements), and received 6 months of rent escrow, among other provisions. The purchase option is exercisable from December 1, 2024 through December 31, 2025, with notice to be delivered no later than December 31, 2024. In the event the purchase option is exercised prior to December 31, 2025, the Company would receive a make-whole rent payment for rent through December 31, 2025.
As compensation for providing such lease modifications, HDAI agreed to pay the Company approximately $1.5 million of additional rent to be paid in 5 installments over 18 months from November 15, 2023.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 4 – Leases (continued)
Lease Income

The following table presents the future contractual minimum rent under the Company’s operating leases as of December 31, 2023 (in thousands):

Year	Contractual Minimum Rent(1)
2024	$49,390
2025	51,421
2026	52,966
2027	54,345
2028	55,760
Thereafter	544,835
Total	$808,717

(1) This table includes future contractual minimum rent from the Company’s existing lease agreements as of December 31, 2023.
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates.
As of December 31, 2023, the Company owned 31 properties leased to 13 tenants across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania. During the year ended December 31, 2022, the Company owned 32 properties leased to 13 tenants across 12 states.
Credit Risk Concentration
The following table presents the tenants in the Company’s portfolio that represented the largest percentage of the Company’s total rental revenue, excluding reimbursable revenues, for each of the periods presented:

For the Year Ended December 31,
2023				2022
Tenant	Number of Leases		Percentage of Rental Revenue (1)	Tenant	Number of Leases	Percentage of Rental Revenue(1)
Curaleaf	10		24%	Curaleaf	10	24%
Cresco Labs	1		14%	Cresco Labs	1	15%
Trulieve	1		12%	Trulieve	1	13%
Columbia Care	5		9%	Revolutionary Clinics	1	12%
Calypso	1	(2)	7%	Columbia Care	5	10%

(1) Calculated based on rental income received during the period. This amount excludes revenue reimbursements.
(2) This tenant held a mortgage loan during the six months ended June 30, 2022, therefore the Company received interest income rather than rental income during that period. In August 2022, the mortgage loan converted to a twenty year sale-leaseback.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 4 – Leases (continued)
Geographic Concentration
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income, excluding reimbursable revenues, for each of the periods presented:

For the Year Ended December 31,
2023				2022
State	Number of Properties		Percentage of Rental Income	State	Number of Properties		Percentage of Rental Income
Pennsylvania	7		27%	Pennsylvania	7		23%
Florida	1		20%	Massachusetts	7	(2)	21%
Illinois	7		19%	Illinois	7		20%
Massachusetts	6	(1)	14%	Florida	1		19%
Missouri	2		9%	Missouri	2		7%

(1) Included in the number of properties and revenue is one Massachusetts property sold in October 2023.
(2) Included in the number of properties and revenue is one Massachusetts property sold in March 2022.
As Lessee
As of December 31, 2023 the Company was the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72.0 thousand in year one to approximately $85.0 thousand in year four. The office lease qualifies under the right-of-use ("ROU") model. Upon entering into the lease in June 2022, the Company recorded a ROU asset of $273 thousand which is classified in “Other Assets” and a lease liability, which is classified in “Other Liabilities” in the accompanying consolidated balance sheets. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.
The following table presents the future contractual rent obligations as lessee as December 31, 2023 (in thousands):

Year	Amount
2024	$75
2025	77
2026	52	(1)
Total Future Contractual Lease Payments	$204
Amount Discounted Using Incremental Borrowing Rate	(19)
Total Lease Liability	$185

(1) The lease is scheduled to expire in August 31, 2026. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the initial term.
As of December 31, 2023, the weighted-average discount rate used to calculate the lease liability was 5.65% and remaining lease term was 2.7 years.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 5 - Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to Bloom Medicinals on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next 5 years, with a final maturity of June 30, 2031. The loan is cross defaulted with their lease agreement with the Company. As of December 31, 2023 and December 31, 2022, the loan earned interest at a rate of 10.48% and 10.25%, respectively, and the aggregate principal amount outstanding on the unsecured loan receivable as of December 31, 2023 and 2022 was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgement. The Company used a discounted cash flow analysis to determine the expected credit loss of approximately $167 thousand as of December 31, 2023, which is included in “Other Expense” on the consolidated statement of operations.
Note 6 – Financings
Loan Payable, net
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bears interest at a rate of 4.0% per annum. Principal on the loan is payable in annual installments of which $1.8 million and $1.0 million were paid in January 2022 and January 2023, respectively. The remaining principal of $1.0 million and accrued interest is payable in January 2024 (refer to Note 16 for further information on the repayment). The discount has been fully amortized as of December 31, 2023 and the loans outstanding principal balance as of December 31, 2023 and 2022 was $1.0 million and $2.0 million, respectively.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 6 – Financings (continued)
As of December 31, 2023 and 2022, the Company had outstanding borrowings of $1.0 million under its Revolving Credit Facility, respectively. As of December 31, 2023, $89.0 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2023, the Company was in compliance with the terms of such covenants under the agreement.
Note 7 - Related Party Transactions
Investor Rights Agreement
Pursuant to our Investor Rights Agreement (the “Investor Rights Agreement”) HG Vora Capital Management, LLC (“HG Vora”), West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Foundation, Gary and Mary West Health Endowment, Inc., Gary and Mary West 2012 Gift Trust and WFI Co-Investments acting unanimously, collectively referred to as the “West Stockholders and NL Ventures, LLC (“Pangea”) hold certain nomination rights with respect of members to our board of directors so long as they individually own in the aggregate certain percentages of the Company’s issued and outstanding common stock for 60 consecutive days.
Separation and Retirement of Executive Officers
There were no severance costs incurred by the Company during the year ended December 31, 2023. In connection with the separation agreements of the former chief financial officer in June 2022 and the former chief executive officer in July 2022, the Company incurred one-time severance costs of approximately $1.8 million, which were included in “Compensation Expense” on our consolidated statement of operations for the year ended December 31, 2022.
Note 8 - Noncontrolling Interests
The Company’s noncontrolling interests represent limited partnership interests in the Operating Partnership not held by the Company. Noncontrolling interests represented 1.8% and 1.7% ownership interest in the Operating Partnership at December 31, 2023 and 2022, respectively.
The following table presents the activity for the Company’s noncontrolling interests issued by the Operating Partnership for the years ended December 31, 2023 and 2022:

	2023		2022
	OP Units	Noncontrolling Interests %	OP Units	Noncontrolling Interests %

Balance at January 1,	373,582	1.7%	453,303	2.1%
OP Units Converted	—		(79,721)
Balance at December 31,	373,582	1.8%	373,582	1.7%

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 9 - Stock Based Compensation
The Company’s board of directors adopted our 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable the Company to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of December 31, 2023 and 2022, there were 1,950,251 and 2,081,600 shares, respectively, available for issuance under the Plan, which assumes maximum performance is achieved with respect to PSUs.
Restricted Stock Units
Restricted Stock Units (“RSU, RSUs”) are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, certain director RSUs that vest cannot be converted until the director separates from the Company. Total outstanding RSUs as of December 31, 2023 and 2022 were 100,434 and 47,789, respectively.
Unvested Restricted Stock Units
The following table sets forth the Company’s unvested RSU activity for the years ended December 31, 2023 and 2022:

	2023			2022
	Number of Unvested Shares of RSUs		Weighted-Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1,	29,255		$22.89	45,018	$27.49
Granted	59,031		$12.87	19,362	$20.54
Forfeited	—		$—	(8,566)	$27.49
Vested	(24,704)	(1)	$22.04	(26,559)	$27.49
Balance at December 31,	63,582		$13.92	29,255	$22.89

(1) Vested shares does not include 2,666 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 9 - Stock Based Compensation (continued)
Vested Restricted Stock Units
The following table sets forth the Company’s vested RSU activity for the years ended December 31, 2023 and 2022:

	2023			2022
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	18,534		$23.93	131,807		$21.31
Vested	24,704		$22.04	26,559		$27.49
Converted	(6,386)	(1)	$27.49	(139,832)	(2)	$22.13
Balance at December 31,	36,852		$22.05	18,534		$23.93
(1) Represents the gross number of RSUs vested, which includes 2,666 shares withheld for taxes and not converted to common stock.
(2) Represents the gross number of RSU’s vested, which includes 47,273 shares withheld for taxes and not converted to common stock.
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividends paid on each share of common stock during the vesting period. During the years ended December 31, 2023 and 2022, the Company paid $35,264 and $17,628, respectively of accumulated dividends that became earned upon vesting of RSUs. Accrued unearned dividends on unvested RSUs as of December 31, 2023 and 2022 were $114,189 and $38,575, respectively.
The amortization of compensation costs for the awards of RSUs are classified in “Compensation Expense” in the accompanying consolidated statements of operations and amounted to approximately $0.7 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. Included in the $0.9 million of stock-based compensation for the year ended December 31, 2022, is approximately $0.2 million of accelerated expense related to the retirement and separation of certain officers. There was no accelerated expense during the year ended December 31, 2023. The remaining unrecognized compensation cost of approximately $0.6 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.1 years as of December 31, 2023.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
Performance Stock Units (“PSU, PSUs”) are granted to officers and certain employees of the Company. Total outstanding PSUs as of December 31, 2023 and 2022 were 103,000 and 66,841, respectively.
The following table sets forth the Company’s unvested performance stock activity for the years ended December 31, 2023 and 2022:

	2023			2022
	Number of Unvested Shares of PSUs		Weighted-Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1,	66,841		$24.04	77,742	$24.04
Granted	55,017		11.23	-	-
Cancelled	(18,858)	(1)	$24.15	-	-
Forfeited	-		-	(10,901)	24.03
Balance at December 31,	103,000		$17.18	66,841	$24.04
(1) The Company did not meet the performance hurdles for 18,858 PSUs granted on December 14, 2021. Accordingly, the awards were not issued on December 31, 2023, which was the end of the performance period. Under the terms of the Plan, the canceled PSUs were recycled back into the Plan.
PSUs vest subject to the achievement of relative total shareholder return as measured against a peer group of companies and absolute compounded annual growth in stock price during each performance period. The actual number of shares of common stock issued will range from 0 to 206,000 depending upon performance. The performance periods are January 1, 2022 through December 31, 2024, and January 1, 2023 through December 31, 2025 and 47,983 and 55,017 PSUs are scheduled to vest at the end of each performance period, respectively.
The fair value of PSUs is determined using a Monte Carlo simulation for our future stock price and the corresponding peer group. The grant date fair value is an equally weight value comprised of (i) total shareholder return of the Company and a peer group of companies (“rTSR”); and (ii) the Company’s absolute compound annual growth rate (“CAGR”). To derive the value of rTSR, the Company uses a stochastic stock price simulation model using Geometric Brownian Motion (“GBM”) to model the future stock prices of the Company and the peer group companies. The key inputs to the GBM model include the standard deviation of the movement of the share price, also expressed as stock price volatility. Historical volatility is analyzed for the Company and peer group companies based on publicly traded shares of common stock. The model also assists in deriving a value of the Company’s CAGR which is then subjected to the vesting percentages according to the terms of the PSU agreements. The key inputs to calculate CAGR are the ending stock price, initial stock price and vesting period. The GBM simulates the ending stock price that is used in the CAGR model to determine the grant date fair value.
Using the above methodology, grant date fair values of $24.00 and $11.23 were used for PSUs with performance periods ending December 31, 2024 and 2025, respectively. PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award.
Each PSU represents the right to receive one share of common stock upon vesting. Upon vesting each PSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the performance period. If PSUs do not meet the performance hurdles and are cancelled, no dividends are paid on the cancelled units. During the years ended December 31, 2023 and 2022, no PSUs vested and therefore the Company did not pay any dividends. Unearned dividends on unvested PSUs as of December 31, 2023 and 2022 were $245,680 and $116,972, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 9 - Stock Based Compensation (continued)
The amortization of compensation costs for the awards of PSUs are classified in “Compensation Expense” in the accompanying consolidated statements of operations and amounted to approximately $0.8 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. The remaining unrecognized compensation cost of approximately $0.8 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.5 years as of December 31, 2023.
Stock Options
Prior to the completion of the IPO, the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of December 31, 2023 and 2022, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of December 31, 2023 and 2022, the warrants were fully exercisable.
Investment in Warrants
On October 27, 2023, the Company entered into a lease amendment and forbearance agreement for its existing lease agreement with Revolutionary Clinics on its cultivation facility in Massachusetts. Under the forbearance agreement, the Company provided forbearance of 7 months of delinquent rent and received warrants. The warrants are accounted for under ASC 321. The Company elected to use the measurement alternative to value its investment in warrants, since the fair value was not readily determinable. The investment in warrants is classified in “Other Assets” in the consolidated balance sheets at its initial cost value of $522 thousand. The cost value was determined based upon the implied recapitalized equity value of Revolutionary Clinics.
Note 11 - Stockholder’s Equity
Preferred Stock
On September 15, 2022, the board of directors approved all 125 authorized but unissued shares of the Company’s 12.5% Series A Redeemable Cumulative Preferred Stock to be reclassified into shares of preferred stock of the Company, $0.01 par value per share, without designation as to class or series.
As of December 31, 2023 and 2022, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of Series A preferred stock outstanding.
Common Stock
On August 13, 2021, the Company completed its IPO of 3,905,950 shares of common stock, with a par value of $0.01 per share.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 11 - Stockholder’s Equity (continued)
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On September 15, 2023, the board of directors authorized an amendment to the stock repurchase program of up to an additional $10.0 million of outstanding common stock and extended the program through December 31, 2024.The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.
During the year ended December 31, 2023, pursuant to the stock repurchase program, the Company acquired 908,394 shares of common stock with an average purchase price, including commissions of $13.00 totaling approximately $11.8 million. The remaining availability under the stock repurchase program as of December 31, 2023 was approximately $8.2 million. The Company did not repurchase any shares of common stock under the stock repurchase program during the year ended December 31, 2022.
Conversion of OP Units
There were no OP Units converted to common stock during the year ended December 31, 2023. During the year ended December 31, 2022, 79,721 OP Units were converted one for one into shares of the Company’s common stock.
Conversion of RSUs
During the year ended December 31, 2023 and 2022, 3,720 and 92,559 RSUs were converted into shares of our common stock.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 11 - Stockholder’s Equity (continued)
Dividends
The following tables describe the cash dividends declared on the Company’s common stock and vested RSUs and in the Company’s capacity as general partner of the operating partnership, authorized distributions on our OP Units declared by the Company during the years ended December 31, 2023 and 2022:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 7, 2023	March 31, 2023	January 1, 2023 to March 31, 2023	April 14, 2023	$0.39
June 15, 2023	June 30, 2023	April 1, 2023 to June 30, 2023	July 14, 2023	0.39
September 15, 2023	September 29, 2023	July 1, 2023 to September 30, 2023	October 13, 2023	0.39
December 14, 2023	December 29, 2023	October 1, 2023 to December 31, 2023	January 12, 2024	0.40
Total				$1.57

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 15, 2022	March 31, 2022	January 1, 2022 to March 31, 2022	April 14, 2022	$0.33
June 15, 2022	June 30, 2022	April 1, 2022 to June 30, 2022	July 15, 2022	0.35
September 15, 2022	September 30, 2022	July 1, 2022 to September 30, 2022	October 14, 2022	0.37
December 15, 2022	December 30, 2022	October 1, 2022 to December 31, 2022	January 13, 2023	0.39
Total				$1.44
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share data):

	For the Year Ended December 31,
	2023	2022
Numerator:
Net Income Attributable to Common Stockholders	$24,585	$21,976
Add: Net Income Attributable to Noncontrolling Interest	438	380
Net Income Attributable to Common Stockholders - Diluted	25,023	22,356

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	21,169,010	21,418,484
Dilutive Effect of OP Units	373,582	392,305
Dilutive Effect of Unvested Restricted Stock Units	6,384	—
Weighted Average Shares of Common Stock - Diluted	21,548,976	21,810,789

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$1.16	$1.03
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$1.16	$1.03

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 12 - Earnings Per Share (continued)
During the year ended December 31, 2023, the effect of including OP Units and unvested RSUs were included in the Company’s calculation of weighted average shares of common stock outstanding – diluted. The effect of 175,952 and 602,392 outstanding stock options and warrants, respectively, were excluded in the Company’s calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the year ended December 31, 2022, the effect of including OP Units was included in the Company’s calculation of weighted average shares of common stock outstanding – diluted. The effect of 175,952 and 602,392 outstanding stock options and warrants, respectively, and 29,255 unvested RSUs were excluded in the Company’s calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. The Company does not include the effect of outstanding PSUs in the calculation of earnings per share due to the nature of the shares being performance based since there is no guarantee the PSUs will vest and be converted to common stock.
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
Level 2 – Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
The following table presents the carrying value and estimated fair value of financial instruments at December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Note Receivable(1)	$4,833	$4,748	$5,000	$4,952
Revolving Credit Facility(2)	$1,000	$968	$1,000	$915
Loan Payable(2)	$1,000	$992	$1,986	$1,942

(1) The fair value measurement of the $5.0 million Note Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value reflects the provision for current expected credit loss of $167 thousand
(2) The fair value measurement of the Company’s Revolving Credit Facility and Loan Payable is based on observable inputs, and as such, are classified as Level 2.

As of December 31, 2023, the Company’s investment in warrants was valued based on the initial investment, less impairment. The Company determined the investment was not impaired as of December 31, 2023. Since these securities are not actively traded, the Company will apply valuation adjustments if and when such indicators become available. As such, these securities are carried at cost and are classified as Level 3 of the fair value hierarchy.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 13 - Fair Value Measurements (continued)
As of December 31, 2023 and 2022, the carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and accrued expenses, and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.
Note 14 - Income Taxes
As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution, and stock ownership tests. The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees as well as certain excise, franchise, or business taxes.
Taxable REIT Subsidiaries
In October 2023, the Company elected to treat a domestic subsidiary as a TRS. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the year ended December 31, 2023, the TRS had limited activity and did not generate taxable income.
Note 15 - Commitments and Contingencies
As of December 31, 2023, the Company had aggregate unfunded commitments to invest $14.4 million to develop and improve of our existing cultivation facilities in Arizona, Missouri and Pennsylvania. Refer to Note 16- “Subsequent Events” for details on commitments the Company entered into after December 31, 2023.
As of December 31, 2023, the Company is the lessee under one office lease. Refer to Note 4 for further information.
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
Note 16 - Subsequent Events
Tenant Improvements
Subsequent to December 31, 2023, the Company funded approximately $5.6 million of tenant improvements to our cultivation facilities in Arizona and Missouri.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 16 - Subsequent Events (continued)
Loan Payable
On January 3, 2024, the Company made its annual principal and interest payment of approximately $1.0 million on its loan payable to the seller of a cultivation facility in Chaffee, Missouri. This represents the final installment payment on the Company’s loan payable.