Form 10-Q
period 2024-03-31
NewLake Capital Partners, Inc.
filed 2024-05-09
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 8, 2024 was 20,509,883.

NewLake Capital Partners, Inc.
FORM 10-Q
March 31, 2024
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets:
Real Estate
Land	$21,397	$21,397
Building and Improvements	398,805	390,911
Total Real Estate	420,202	412,308
Less Accumulated Depreciation	(35,066)	(31,999)
Net Real Estate	385,136	380,309
Cash and Cash Equivalents	21,546	25,843
In-Place Lease Intangible Assets, net	19,283	19,779
Loan Receivable, net (Current Expected Credit Loss of $152 and $167, Respectively)	4,848	4,833
Other Assets	2,304	2,528
Total Assets	$433,117	$433,292

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$697	$1,117
Revolving Credit Facility	4,000	1,000
Loan Payable, net	—	1,000
Dividends and Distributions Payable	8,577	8,385
Security Deposits	8,342	8,616
Rent Received in Advance	668	990
Other Liabilities	170	227
Total Liabilities	22,454	21,335

Commitments and Contingencies

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,509,883 and 20,503,520 Shares Issued and Outstanding, respectively	205	205
Additional Paid-In Capital	445,590	445,289
Accumulated Deficit	(42,479)	(40,909)
Total Stockholders' Equity	403,316	404,585

Noncontrolling Interests	7,347	7,372
Total Equity	410,663	411,957

Total Liabilities and Equity	$433,117	$433,292
The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Rental Income	$12,127	$11,157
Interest Income from Loans	131	128
Fees and Reimbursables	350	131
Total Revenue	12,608	11,416

Expenses:
Property Expenses	22	94
Depreciation and Amortization Expense	3,568	3,561
General and Administrative Expenses:
Compensation Expense	1,235	1,127
Professional Fees	402	322
Other General and Administrative Expenses	418	470
Total General and Administrative Expenses	2,055	1,919
Total Expenses	5,645	5,574

Provision for Current Expected Credit Loss	14	—

Income From Operations	6,977	5,842

Other Income (Expense):
Other Income	100	220
Interest Expense	(83)	(92)
Total Other Income (Expense)	17	128

Net Income	6,994	5,970

Net Income Attributable to Noncontrolling Interests	(125)	(102)

Net Income Attributable to Common Stockholders	$6,869	$5,868

Net Income Attributable to Common Stockholders Per Share - Basic	$0.33	$0.27

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.33	$0.27

Weighted Average Shares of Common Stock Outstanding - Basic	20,541,840	21,423,470

Weighted Average Shares of Common Stock Outstanding - Diluted	20,942,254	21,797,316
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957

Conversion of Vested RSUs to Common Stock	6,363	—	—	—	—	—

Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(46)	—	—	(46)

Stock-Based Compensation	—	—	350	—	—	350

Dividends to Common Stock	—	—	—	(8,409)	—	(8,409)

Dividends on Restricted Stock Units	—	—	—	(30)	—	(30)

Distributions to OP Unit Holders	—	—	—	—	(153)	(153)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(3)	—	3	—

Net Income	—	—	—	6,869	125	6,994

Balance as of March 31, 2024	20,509,883	$205	$445,590	$(42,479)	$7,347	$410,663

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2022	21,408,194	$214	$455,822	$(32,487)	$7,389	$430,938

Repurchase of Common Stock	(49,307)	—	(622)	—	—	(622)

Stock-Based Compensation	—	—	308	—	—	308

Dividends to Common Stock	—	—	—	(8,330)	—	(8,330)

Dividend Equivalents to Restricted Stock Units	—	—	—	(7)	—	(7)

Distributions to OP Unit Holders	—	—	—	—	(146)	(146)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(38)	—	38	—

Net Income	—	—	—	5,868	102	5,970

Balance as of March 31, 2023	21,358,887	$214	$455,470	$(34,956)	$7,383	$428,111
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net Income	$6,994	$5,970
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	350	308
Depreciation and Amortization Expense	3,568	3,557
Amortization of Debt Issuance Costs	67	64
Amortization of Debt Discount	—	3
Provision for Credit Loss	(14)	—
Non-Cash Lease Expense	(1)	—
Non-Cash Application of Rent Escrow	(274)	—
Changes in Assets and Liabilities
Other Assets	151	259
Accounts Payable and Accrued Expenses	(420)	(383)
Security Deposits	—	(305)
Rent Received in Advance	(322)	(724)
Other Liabilities	(57)	(512)
Net Cash Provided by Operating Activities	10,042	8,237

Cash Flows from Investing Activities:
Funding of Tenant Improvements	(7,894)	(1,402)
Acquisition of Real Estate	—	(350)
Net Cash Used in Investing Activities	(7,894)	(1,752)

Cash Flows from Financing Activities:
Repurchase of Common Stock	—	(622)
Cash Paid for Taxes in Lieu of Issuance of Common Stock	(46)	—
Common Stock Dividends Paid	(8,201)	(8,349)
Restricted Stock Unit Dividends Paid	(49)	(17)
Distributions to OP Unit Holders	(149)	(146)
Borrowings from Revolving Credit Facility	3,000	—
Principal Repayment on Loan Payable	(1,000)	(1,000)
Deferred Financing Costs	—	(45)
Net Cash Used in Financing Activities	(6,445)	(10,179)

Net (Decrease) in Cash and Cash Equivalents	(4,297)	(3,694)
Cash and Cash Equivalents - Beginning of Period	25,843	45,192

Cash and Cash Equivalents - End of Period	$21,546	$41,498
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$54	$94
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$8,577	$8,483
The accompanying notes are an integral part of the consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2024 and December 31, 2023, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management will adjust such estimates when facts and circumstances dictate. Such

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
estimates include, but are not limited to, useful lives for depreciation of property and corporate assets, the fair value of acquired real estate and in-place lease intangibles acquired, and the valuation of stock-based compensation. Actual results could differ from those estimates.
Reclassification
Certain prior year balances have been reclassified to conform to the Company's current year presentation.
Significant Accounting Policies
There have been no changes to the Company's accounting policies included in Note 2 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 3 - Real Estate
As of March 31, 2024, the Company owned 31 properties, located in 12 states. The following table presents the Company's real estate portfolio as of March 31, 2024 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(80)		$849
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,229)		8,562
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,173)		8,988
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(672)		12,907
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,964	11,565	14,529	(710)		13,819
Bloom Medicinal		Missouri	Cultivation	948	24,775	25,723	(606)	(2)	25,117
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(1,669)	(2)	30,344
Columbia Care		California	Dispensary	1,082	2,692	3,774	(262)		3,512
Columbia Care		Illinois	Dispensary	162	1,053	1,215	(99)		1,116
Columbia Care		Illinois	Cultivation	801	10,560	11,361	(1,002)		10,359
Columbia Care		Massachusetts	Dispensary	108	2,212	2,320	(232)		2,088
Columbia Care		Massachusetts	Cultivation	1,136	12,690	13,826	(1,618)		12,208
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(6,091)		44,641
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(278)		2,654
Curaleaf		Florida	Cultivation	388	75,595	75,983	(6,879)		69,104
Curaleaf		Illinois	Dispensary	69	525	594	(55)		539
Curaleaf		Illinois	Dispensary	65	959	1,024	(104)		920
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(120)		1,614
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(318)		3,035
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(146)		2,028
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(337)		3,025
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(141)		1,777
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(208)		2,019
Greenlight	(3)	Arkansas	Dispensary	238	1,919	2,157	(199)		1,958
Mint		Arizona	Cultivation	2,400	17,183	19,583	—	(2)	19,583
Organic Remedies		Missouri	Cultivation	204	20,897	21,101	(2,452)		18,649
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(313)		1,799
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(51)		1,499
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(120)		1,195
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(3,373)		39,487
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(4,529)		39,741
Total Real Estate				$21,397	$398,805	$420,202	$(35,066)		$385,136

(1) Includes construction in progress in the amount of $32.1 million that had been funded as of March 31, 2024.
(2) A portion of this investment is currently under development or undergoing building improvements. Once the development or improvements are completed and placed-in service, the Company will begin depreciating the applicable part of the property.
(3) GL Partners, Inc. (Greenlight) acquired the tenant and was added as a guarantor, however Curaleaf remains an additional guarantor subject to certain conditions in the lease agreement.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 3 - Real Estate (continued)
Real Estate Acquisitions
2024 Acquisitions
The Company did not acquire any properties during the three months ended March 31, 2024.
2023 Acquisitions
During the year ended December 31, 2023, the Company exercised its option to acquire an adjacent parcel of land to expand its cultivation facility in Missouri and invested approximately $350 thousand and committed to fund $16.2 million to expand the facility (refer to the Tenant Improvements ("TI") table below for details).
The following table presents the real estate acquisitions for the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Bloom Medicinal	Missouri	Cultivation	March 3, 2023	$350
Total				$350
Tenant Improvements Funded
2024 Tenant Improvements
During the three months ended March 31, 2024, the Company funded approximately $7.9 million of tenant improvements. The following table presents the tenant improvements funded and the remaining unfunded commitments for the three months ended March 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	TI Funded	Unfunded Commitments
Mint	Arizona	Cultivation	June 24, 2021	$2,361	$1,427
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	5,533	3,294
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—	750
Calypso	Pennsylvania	Cultivation	August 5, 2022	—	987
Total				$7,894	$6,458
.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 3 - Real Estate (continued)
2023 Tenant Improvements
During the year ended December 31, 2023, the Company funded approximately $14.4 million of tenant improvements. The following table presents the tenant improvements funded and the remaining unfunded commitments for the year ended December 31, 2023 (in thousands):

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
Disposal of Real Estate
2024 Dispositions
There were no sales of real estate during the three months ended March 31, 2024.
2023 Dispositions
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 3 - Real Estate (continued)
Construction in Progress
2024 Construction in Progress
As of March 31, 2024 and December 31, 2023, construction in progress was $32.1 million and $24.2 million, respectively, and is classified in "Buildings and Improvements" in the accompanying consolidated balance sheets.

Tenant	Site Type	Beginning Balance	Fundings	Placed-in-Service	Ending Balance(1)
Mint	Cultivation	$14,822	$2,361	$—	$17,183
Bloom Medicinals	Cultivation	7,324	5,533	—	12,857
Calypso	Cultivation	2,013	—	—	2,013
Total		$24,159	$7,894	$—	$32,053

(1) These properties were under development as of March 31, 2024. Once the development is completed and placed-in-service, the Company will begin depreciating this asset.
2023 Construction in Progress

Tenant	Site Type	Beginning Balance(1)	Fundings(1)	Placed-in-Service	Ending Balance(2)
Mint	Cultivation	$10,541	4,281	—	$14,822
Bloom Medicinals	Cultivation	—	7,324	—	7,324
Calypso	Cultivation	—	2,013	—	2,013
Total		$10,541	$13,618	$—	$24,159

(1) The table does not include approximately $1.6 million of tenant improvements that had been funded as of January 1, 2023 for the development of a cultivation facility in Massachusetts. These tenant improvements were never placed in service and the property was sold on October 27, 2023.
(2) These properties were under development as of December 31, 2023. Once the development is completed and placed-in-service, the Company will begin depreciating this asset.
Depreciation and Amortization
For both the three months ended March 31, 2024 and 2023, depreciation expense on the Company's real estate assets was approximately $3.1 million.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended March 31, 2024 and 2023. The acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 9.96 years.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 3 - Real Estate (continued)
In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of March 31, 2024 (in thousands):

Year	Amortization Expense
2024 (nine months ending December 31, 2024)	$1,490
2025	1,985
2026	1,985
2027	1,985
2028	1,985
Thereafter	9,853
Total	$19,283
Impairment
The Company did not identify any situations in its review of tenant activities and changes in the business condition of all of its properties that would require the recognition of an impairment loss. Accordingly, the Company did not record an impairment loss for the three months ended March 31, 2024 and March 31, 2023, respectively.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore not reflected in the statement of operations. The expense and reimbursable amounts may differ due to timing. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the reimbursable revenues were $299.8 thousand and $83.1 thousand, respectively. Reimbursable expenses are classified as "Property Expenses" in the accompanying consolidated statements of operations.
The Company's tenants operate in the cannabis industry. All of the Company's leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain leases of the Company also contain a Tenant Improvement Allowance (“TIA”). TIA is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if the full TIA has been funded, even if there are still unfunded commitments. TIA also contains annual increases which generally increase at the same rate as base rent, per the lease agreement. Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. During the fourth quarter of 2023, the Company granted Calypso a purchase option to purchase the leased property and during the quarter ended March 31, 2024, the tenant was out of compliance with certain provisions of the lease

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 4 - Leases (continued)
and as a result the purchase option was terminated. As of March 31, 2024, the Company had two leases that provided the lessee with a purchase option to purchase the leased property at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property for an amount based on the fair market value of the Company's investment. As of March 31, 2024, the Company's gross investment in these two properties was approximately $6.3 million.
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of March 31, 2024 (in thousands):

Year	Contractual Minimum Rent
2024 (nine months ending December 31, 2024)	$37,428
2025	51,421
2026	52,965
2027	54,344
2028	55,759
Thereafter	544,828
Total	$796,745
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of March 31, 2024 and December 31, 2023, the Company owned 31 properties leased to 13 tenants across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, excluding reimbursable revenues, for each of the periods presented:

For the Three Months Ended March 31,
2024			2023
Tenant	Number of Leases	Percentage of Rental Income(1)	Tenant	Number of Leases	Percentage of Rental Income(1)
Curaleaf	10	23%	Curaleaf	10	25%
Cresco Labs	1	14%	Cresco Labs	1	15%
Trulieve	1	11%	Trulieve	1	12%
Columbia Care	5	9%	Columbia Care	5	9%
Calypso	1	8%	Calypso	1	8%

(1) Calculated based on rental income received during the period. This amount includes fees and excludes revenue reimbursements.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 4 - Leases (continued)
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, excluding reimbursable revenues, for each of the periods presented:

For the Three Months Ended March 31,
	2024			2023
State	Number of Properties	Percentage of Rental Income(1)	State	Number of Properties		Percentage of Rental Income(1)
Pennsylvania	7	26%	Pennsylvania	7		29%
Florida	1	19%	Massachusetts	6	(2)	20%
Illinois	7	18%	Illinois	7		20%
Massachusetts	5	14%	Florida	1		12%
Missouri	2	10%	Missouri	2		8%

(1) Calculated based on rental income received during the period. This amount includes fees and excludes revenue reimbursables.
(2) Included in the number of properties and revenue is one Massachusetts property sold in October 2023.
As Lessee
As of March 31, 2024, the Company was the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72.0 thousand in year one to approximately $85.0 thousand in year four. The office lease qualifies under the right-of-use ("ROU") model. Upon entering into the lease in June 2022, the Company recorded a ROU asset of $273 thousand which was classified in “Other Assets” and a lease liability, which is classified in "Other Liabilities" in the accompanying consolidated balance sheets. The ROU balance as of March 31, 2024 and December 31, 2023, were approximately $161.2 thousand and $177.4 thousand, respectively. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

The following table presents the future contractual rent obligations as lessee as of March 31, 2024 (in thousands):

Year	Contractual Base Rent
2024 (nine months ended December 31, 2024)	$57
2025	77
2026	52
Total Minimum Lease Payments	$186
Less: Amount Discounted Using Incremental Borrowing Rate	$(17)
Total Lease Liability	$169
As of March 31, 2024, the weighted-average discount rate used to calculate the lease liability was 5.65% and the remaining lease term was 2.42 years.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to Bloom Medicinals on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next five years, with a final maturity of June 30, 2031. The loan is cross defaulted with their lease agreement with the Company. As of March 31, 2024 and December 31, 2023, the loan earned interest at a rate of 10.48%, and the aggregate principal amount outstanding on the unsecured loan receivable as of March 31, 2024 and December 31, 2023 was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgement. The Company used a discounted cash flow analysis to determine the expected credit loss. The following table presents the CECL reserve for the three months ended March 31, 2024:

Period	Expected Credit Loss
CECL reserve as of December 31, 2023	$166,650
Adjustment to expected credit loss	$(14,322)
CECL reserve as of March 31, 2024(1)	$152,328
(1) Included in "Loan Receivable, net" on the consolidated balance sheets.
Note 6 – Financings
Loan Payable
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which was an independent third party from the tenant. The loan bore interest at a rate of 4.0% per annum. Principal on the loan was payable in annual installments of which $1.8 million and $1.0 million were paid in January 2022 and January 2023, respectively. On January 3, 2024, the Company made its final annual principal and interest payment of approximately $1.0 million on its loan payable.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 6 – Financings (continued)
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
As of March 31, 2024 and December 31, 2023, the Company had approximately $4.0 million and $1.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2024, there was $86.0 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2024, the Company was in compliance with the terms of such covenants under the agreement.
Note 7 - Related Party Transactions
Investor Rights Agreement
Pursuant to our Investor Rights Agreement (the "Investor Rights Agreement"), HG Vora Capital Management, LLC (“HG Vora”), West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Foundation, Gary and Mary West Health Endowment, Inc., Gary and Mary West 2012 Gift Trust and WFI Co-Investments acting unanimously, collectively referred to as the “West Stockholders" and NL Ventures LLC ("Pangea") hold certain nomination rights with respect to members of our board of directors so long as they individually own in the aggregate certain percentages of the Company’s issued and outstanding common stock for 60 days consecutively.
Note 8 - Noncontrolling Interests
The Company's noncontrolling interests represent limited partnership interests in the Operating Partnership not held by the Company. Noncontrolling interests represented approximately 1.8% ownership interest in the Operating Partnership at March 31, 2024 and December 31, 2023.
Note 9 - Stock Based Compensation
The Company's board of directors adopted our 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable the Company to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of March 31, 2024, there were approximately

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
1,809,193 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units (“PSUs”) .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, certain director RSUs that vest cannot be converted until the director separates from the Company. Total outstanding RSUs as of March 31, 2024 and 2023 were 119,239 and 75,419, respectively.

Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the three months ended March 31,:

	2024			2023
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	63,582		$13.92	29,255	$22.89
Granted	28,754		$16.10	27,630	$13.38
Forfeited	(740)		$15.19	—	$—
Vested	(9,209)	(1)	$13.38	—	$—
Balance at March 31,	82,387		$14.73	56,885	$18.27

(1) Vested shares do not include 2,846 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.

Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the three months ended March 31,:

	2024			2023
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	36,852		$22.05	18,534	$23.93
Vested	9,209	(1)	$13.38	—	$—
Converted	(6,363)		$13.38	—	$—
Shares Withheld(2)	(2,846)		$13.38	—	$—
Balance at March 31	36,852		$22.05	18,534	$23.93

(1) Represents the gross number of RSUs vested, which includes 2,846 shares withheld for taxes and not converted to common stock.
(2) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Each restricted stock unit represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the three months ended March 31, 2024 and 2023, the Company paid $33.1 thousand and $8.7 thousand respectively, of accumulated dividends that became earned upon vesting of RSUs. Accrued unearned dividends on unvested RSUs as of March 31, 2024 and 2023 were $114,473 and $60,760, respectively.
The amortization of compensation costs for the awards of RSUs are classified in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The remaining unrecognized compensation cost of approximately $0.8 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.5 years as of March 31, 2024.
Performance Stock Units
PSUs are granted to officers and certain employees of the Company. Total outstanding PSUs as of March 31, 2024 and 2023 were 159,522 and 121,858, respectively.
The following table sets forth the Company's unvested performance stock activity for the three months ended March 31,:

	For the Three Months Ended March 31,
	2024		2023
	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	103,000	$17.18	66,841	$24.04
Granted	56,522	$17.30	55,017	$11.23
Forfeited	—	$—	—	$—
Balance at March 31,	159,522	$17.22	121,858	$18.26
PSUs vest subject to the achievement of relative total shareholder return as measured against a peer group of companies and absolute compounded annual growth in stock price during each performance period. The actual number of shares of common stock issued will range from 0 to 319,044 depending upon performance. The performance periods are January 1, 2022 through December 31, 2024, January 1, 2023 through December 31, 2025 and January 1, 2024 through December 31, 2026 and 47,983, 55,017 and 56,522 PSUs are scheduled to vest at the end of each performance period, respectively.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Using the above methodology, grant date fair values of $24.00, $11.23 and $17.30 were used for PSUs with performance periods ending December 31, 2024, 2025 and 2026, respectively. PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award.
Each PSU represents the right to receive one share of common stock upon vesting. Upon vesting, each PSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the performance period. If PSUs do not meet the performance hurdles and are cancelled, no dividends are paid on the cancelled units. During the three months ended March 31, 2024 and 2023, no PSUs vested and therefore the Company did not pay any dividends. Unearned dividends on unvested PSUs as of March 31, 2024 and 2023 were $311,084 and $164,496, respectively.
The amortization of compensation costs for the awards of PSUs are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million for both the three months ended March 31, 2024 and 2023. The remaining unrecognized compensation cost of approximately $1.5 million for PSU awards is expected to be recognized over a weighted average amortization period of 2.1 years as of March 31, 2024.
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of March 31, 2024 and 2023, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of March 31, 2024 and 2023, the warrants were fully exercisable.
Investment in Warrants
On October 27, 2023, the Company entered into a lease amendment and forbearance agreement for its existing lease agreement with Revolutionary Clinics on its cultivation facility in Massachusetts. Under the forbearance agreement, the Company provided forbearance of delinquent rent and received warrants. The warrants are accounted for under ASC 321. The Company elected to use the measurement alternative to value its investment in warrants, since the fair value was not readily determinable. The investment in warrants is classified in “Other Assets” in the consolidated balance sheets at its initial cost value of $522 thousand. The cost value was determined based upon the implied recapitalized equity value of Revolutionary Clinics.
Note 11 - Stockholders' Equity
Preferred Stock
As of March 31, 2024 and December 31, 2023, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of preferred stock outstanding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 11 - Stockholders' Equity (continued)
Common Stock
As of March 31, 2024 and December 31, 2023, the Company had 400,000,000 shares of common stock authorized and 20,509,883 and 20,503,520 shares, respectively of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On September 15, 2023, the board of directors authorized an amendment to the stock repurchase program for the repurchase of up to an additional $10.0 million of outstanding common stock and extended the stock repurchase program through December 31, 2024. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the three months ended March 31, 2024. During the three months ended March 31, 2023, pursuant to the stock repurchase plan, the Company acquired 49,307 shares of common stock with an average purchase price, including commissions, of $12.63 totaling approximately $0.6 million. The remaining availability under the stock repurchase program as of March 31, 2024 was approximately $8.2 million.
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our OP Units declared by the Company during the three months ended March 31, 2024 and 2023:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 8, 2024	March 29, 2024	January 1, 2024 to March 31, 2024	April 15, 2024	$0.41
Total				$0.41

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 7, 2023	March 31, 2023	January 1, 2023 to March 31, 2023	April 14, 2023	$0.39
Total				$0.39

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net Income Attributable to Common Stockholders	$6,869	$5,868
Add: Net Income Attributable to Noncontrolling Interest	125	102
Net Income	$6,994	$5,970

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,541,840	21,423,470
Dilutive Effect of OP Units	373,582	373,582
Dilutive Effect of Unvested Restricted Stock Units	26,832	264
Weighted Average Shares of Common Stock - Diluted	20,942,254	21,797,316

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.33	$0.27
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.33	$0.27
During the three months ended March 31, 2024 and 2023, the effect of including OP Units and unvested RSUs were included in the Company's calculation of weighted average shares of common stock outstanding - dilutive. During the three months ended March 31, 2024 and 2023, the effect of 791,790 and 615,838 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the three months ended March 31, 2024 and 2023, the Company did not include the effect of 159,522 and 121,858 outstanding PSUs, respectively in the calculation of earnings per share. The effect of the outstanding PSUs were not included in the calculation of diluted earnings per share as the market condition for the PSUs have not been met as of March 31, 2024.
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
March 31, 2024
(Unaudited)

Note 13 – Fair Value Measurements (continued)
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
The following table presents the carrying value and estimated fair value of financial instruments at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note Receivable(1)	$4,848	$4,725	$4,833	$4,748
Revolving Credit Facility(2)	$4,000	$3,930	$1,000	$968
Loan Payable(2)(3)	$—	$—	$1,000	$992

(1) The fair value measurement of the $5.0 million Note Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of March 31, 2024 and December 31, 2023 reflects the provision for current expected credit loss of $152.3 thousand and $166.7 thousand , respectively.
(2) The fair value of the Company's Revolving Credit Facility and Loan Payable are based on observable inputs, and as such, are classified as Level 2.
(3) The Company made its final installment payment on our loan payable on January 3, 2024.

As of March 31, 2024 and December 31, 2023, the Company’s investment in warrants was valued based on the initial investment, less impairment. The Company determined the investment was not impaired as of March 31, 2024 and December 31, 2023. Since these securities are not actively traded, the Company will apply valuation adjustments if and when such indicators become available. As such, these securities are carried at    cost and are classified as Level 3 of the fair value hierarchy.

As of March 31, 2024 and December 31, 2023, the carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.

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

Taxable REIT Subsidiaries

In October 2023, the Company elected to treat a domestic subsidiary as a TRS. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the three months ended March 31, 2024, the TRS had limited activity and did not generate taxable income.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 15 - Commitments and Contingencies
As of March 31, 2024, the Company had aggregate unfunded commitments to invest approximately $6.5 million to develop and improve our existing cultivation facilities in Arizona, Missouri, and Pennsylvania. Refer to Note 3 for further details on the Company's commitments. Refer to Note 16- “Subsequent Events” for details on commitments the Company entered into after March 31, 2024.
As of March 31, 2024 the Company is the lessee under one office lease. Refer to Note 4 for further information.
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
Note 16 - Subsequent Events
In May 2024, the Company purchased a cultivation facility in Connecticut for approximately $4.0 million and committed to fund $12.0 million for tenant improvements. The property is leased to an existing tenant.
Tenant Improvements
Subsequent to March 31, 2024, the Company funded approximately $1.9 million of tenant improvements for its cultivation facilities in Arizona and Missouri.

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
•the impacts of the potential rescheduling of cannabis;
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
•changes in U.S. generally accepted accounting principles ("GAAP");
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading

"Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2023 included in our most recent Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q.
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
As of March 31, 2024, we owned a geographically diversified portfolio consisting of 31 properties, across 12 states with 13 tenants, comprised of 17 dispensaries and 14 cultivation facilities.
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
We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.2 billion (subject to adjustment for inflation), (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering.
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
Rental Revenues
We generate rental income from our real estate properties that we own and from any real estate properties that we expect to acquire in the future. The amount of rental income depends upon a number of factors, including:
•Our ability to enter into new leases at market value rents inclusive of annual rent increases; and
•Rent collection, which primarily relates to each of our current and future tenant’s or guarantor’s financial condition and ability to make rent payments to us on time.
For the three months ended March 31, 2024, all of our rental income was derived from triple-net leases to 13 tenants. Our leases include a parent or other affiliate guarantee and obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities. Our rental income is, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the cannabis industry. Changes in current state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties. Further, because the regulated cannabis industry is a relatively new space, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We have 31 properties, leased to 13 tenants. All of our tenants are performing under their lease agreement as of March 31, 2024.
During the three months ended March 31, 2024, financial markets exhibited remarkable stability, building upon the momentum from the previous year. Despite the prevailing uncertainties, the Federal Reserve maintained its stance by leaving interest rates unchanged. However, the central bank’s forward guidance has been resolute: higher rates are anticipated for an extended period, and any contemplation of rate cuts remains off the table for now. The primary driver behind this cautious approach is the ongoing battle against inflation, which has pushed borrowing costs to their loftiest levels in over two decades. For U.S. corporations, this environment translates into mounting pressure on the cost of capital. As interest rates persistently hover at elevated levels, businesses find themselves grappling with reduced access to capital. The availability and cost of capital for both our Company and our tenants have increased, necessitating prudent financial management strategies.
Regulatory Update
On April 30, 2024, the Justice Department confirmed that the Drug Enforcement Administration ("DEA") plans to move marijuana from Schedule I of the Controlled Substances Act ("CSA"), a list of completely prohibited drugs, to Schedule III, which includes prescription medications such as ketamine, Tylenol with codeine, and anabolic steroids. The change was based on an August 2023 recommendation by the Department of Health and Human Services ("HHS"). We believe this significant shift could result in material tax savings for tenants, potentially leading to increased cash flows for their businesses. Moreover, we believe this pivotal move by the federal government could stimulate additional investment in the sector, potentially enabling operators to strengthen their balance sheets, thus enhancing the industry's credit quality, including our tenant base.

In summary, while we believe the rescheduling announcement represents a significant milestone, it is one step in a lengthy process that will likely take many more months before a final rule is issued. Although moving marijuana to Schedule III should facilitate medical research and should provide a financial boost to the cannabis industry, it will leave federal law essentially untouched.

Inflation and Supply Chain Constraints
Inflation continues to trend higher than in prior periods, which may be negatively impacting some of our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projections. Ongoing labor shortages with global supply chain issues and geopolitical issues also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which may result in cost overruns and delays in commencing operations on certain of our tenants' projects.
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
We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no changes to the Company's critical accounting policies included in Note 2 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
First Quarter 2024 Highlights
Investment Activity
Tenant Improvements Funded
During the three months ended March 31, 2024, we funded approximately $7.9 million of tenant improvements to our cultivation facilities in Arizona and Missouri.
The following table presents the tenant improvements funded and the unfunded commitments for the three months ended March 31, 2024 (in thousands):

Tenant	Market	Site Type	Acquisition Closing Date	Tenant Improvements Funded	Unfunded Commitments
Mint	Arizona	Cultivation	June 24, 2021	$2,361	$1,427
Bloom Medicinal	Missouri	Cultivation	April 1, 2022	5,533	3,294
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	—	750
Calypso	Pennsylvania	Cultivation	August 5, 2022	—	987
Total				$7,894	$6,458

Financing Activity
Loan Payable
On January 3, 2024, we made our final annual principal and interest payment of approximately $1.0 million on our loan payable to the seller of a cultivation facility in Chaffee, Missouri. As of March 31, 2024, the loan had no outstanding balance.
Revolving Credit Facility
During the three months ended March 31, 2024, the Company borrowed $3.0 million under the Revolving Credit Facility. As of March 31, 2024, we had outstanding borrowings of $4.0 million under our Revolving Credit Facility and $86.0 million in funds available to be drawn, subject to sufficient collateral in the borrowing base. Refer to Note 6 in the Notes to Consolidated Financial Statements in Part I – Item 1 for further information.
Recent Developments
In May 2023, the Company purchased a cultivation facility in Connecticut for approximately $4.0 million and committed to fund $12.0 million for TI. The property is leased to an existing tenant.
Tenant Improvements
Subsequent to March 31, 2024, we funded approximately $1.9 million of tenant improvements to our cultivation facilities located in Arizona and Missouri.
Results of Operations
General
We derive substantially all our revenue from rents received from single tenants at each of our 31 properties under triple-net leases. As of March 31, 2024, we have low leverage on the portfolio with only $4.0 million outstanding under our revolving credit facility and a low general and administrative expense with an annualized ratio of 1.6% of total assets.

Comparison of the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	Q1'24 vs Q1'23
Revenue:
Rental Income	$12,127	$11,157	$970
Interest Income from Loans	131	128	3
Fees and Reimbursables	350	131	219
Total Revenue	12,608	11,416	1,192

Expenses:
Property Expenses	22	94	(72)
Depreciation and Amortization Expense	3,568	3,561	7
General and Administrative Expenses:
Compensation Expense	1,235	1,127	108
Professional Fees	402	322	80
Other General and Administrative Expenses	418	470	(52)
Total General and Administrative Expenses	2,055	1,919	136

Total Expenses	5,645	5,574	71

Provision for Current Expected Credit Loss	14	—	14
Income From Operations	6,977	5,842	1,135

Other Income (Expenses):
Other Income	100	220	(120)
Interest Expense	(83)	(92)	9
Total Other Income (Expense)	17	128	(111)

Net Income	6,994	5,970	1,024

Net Income Attributable to Noncontrolling Interests	(125)	(102)	(23)

Net Income Attributable to Common Stockholders	$6,869	$5,868	$1,001

Revenues
Rental Income
Rental income for the three months ended March 31, 2024 increased by approximately $1.0 million to approximately $12.1 million, compared to approximately $11.2 million for the three months ended March 31, 2023. The increase in rental income was mainly attributable to:
•A full quarter of rental income from exercising our option to acquire the adjacent land parcel to expand one of our existing cultivation facilities in Missouri during the first quarter of 2023, which generated approximately $0.1 million of rental income during the three months ended March 31, 2024.
•Funding of tenant improvements at our Arizona, Missouri and Pennsylvania cultivation facilities which generated approximately $0.4 million of additional rental income during the three months ended March 31, 2024.
•Annual escalations on our portfolio which generated an increase of approximately $0.2 million of rental revenue during the three months ended March 31, 2024.
•A full quarter of rental income from one tenant that did not perform during the first quarter of 2023. We applied $315 thousand of the tenant's security deposit during the first quarter of 2023 and collected full rent for the first quarter of 2024 which generated an increase of $0.4 million of rental income.
These increases were offset by a decrease of a full quarter of rental income of approximately $0.1 million related to the sale of a cultivation facility in Massachusetts in October 2023 and a decrease of a full quarter of rental income of approximately $0.1 million which is a result of a reduction in contractual base rent per lease modifications in the fourth quarter of 2023.
Interest income from loans was relatively flat quarter over quarter.
Fees and Reimbursables
Fees and reimbursables for the three months ended March 31, 2024 increased by approximately $219 thousand to $350 thousand, compared to approximately $131 thousand for the three months ended March 31, 2023. The increase was driven by an increase in fees associated with our leases and the timing of reimbursable expenses related to TI fundings.
Expenses
Property Expenses
The Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The expense and reimbursable amounts may differ due to timing. Property expenses were relatively flat quarter over quarter.
Depreciation and Amortization Expense
Depreciation and amortization expense was relatively flat quarter over quarter.
General and Administrative Expenses
The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to employees and officers of the Company and stock-based compensation awards. Compensation expense increased by approximately $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was attributable to stock based compensation expense for 2024 RSU and PSU grants.

Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. For the three months ended March 31, 2024, professional fees increased by approximately $0.1 million to approximately $0.4 million compared to approximately $0.3 million for the three months ended March 31, 2023. The increase was primarily related to tax fees paid for the preparation of 2023 entity tax returns and consulting fees paid for officer employment contract and compensation advice.
Other General and Administrative Expenses
For the three months ended March 31, 2024, other general and administrative expense decreased by approximately $0.1 million to approximately $0.4 million compared to approximately $0.5 million for the three months ended March 31, 2023. The decrease was a result of lower state and local taxes and associated fees, director and officer insurance premiums and fees paid for public relations and branding. Other general and administrative expenses is primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, reporting fees, corporate rent and various other expenses.
Provision for Current Expected Credit Loss
We used a discounted cash flow model to determine an expected credit loss on our loan receivable. For the three months ended March 31, 2024, we recorded a reduction in the provision for current expected credit loss of approximately $14 thousand which resulted in the allowance for credit loss to be $152.3 thousand as of March 31, 2024.
Other Income (Expense)
Other Income
Interest income decreased during the three months ended March 31, 2024 by approximately $120 thousand, to $100 thousand compared to $220 thousand for the three months ended March 31, 2024, primarily due to lower cash balances in our money market accounts as we primarily used cash liquidity to fund TI and pay dividends. Refer to the "Summary of Cash Flows" below for further information.
Interest Expense
Interest expense remained relatively flat quarter over quarter.
Non-GAAP Financial Information and Other Metrics
Funds from Operations and Adjusted Funds from Operations
Funds from Operations ("FFO") and Adjusted Funds from Operations ("AFFO") are non-GAAP financial measures and should not be viewed as alternatives to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that FFO and AFFO are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.
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
We calculate AFFO by starting with FFO and adjusting for non-cash and certain non-recurring transactions, including non-cash components of compensation expense and the effect of provisions for credit loss. Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should not consider FFO and AFFO to be alternatives to net income as a reliable measure of our operating performance;

nor should you consider FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.
The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net Income Attributable to Common Stockholders	$6,869	$5,868
Net Income Attributable to Noncontrolling Interests	125	102
Net Income	6,994	5,970

Adjustments:
Real Estate Depreciation and Amortization	3,564	3,561
FFO Attributable to Common Stockholders - Diluted	10,558	9,531
Provision for Current Expected Credit Loss	(14)	—
Stock-Based Compensation	350	308
Non-cash Interest Expense	67	68
Amortization of Straight-line Rent Expense	(1)	—
AFFO Attributable to Common Stockholders - Diluted	$10,960	$9,907
Liquidity and Capital Resources
Our cash requirements include the payment of dividends, to our shareholders, distributions to our holders of OP Units ("OP Unitholders"), general and administrative expenses, debt service, other expenses related to managing our existing portfolio as well as acquisition and unfunded tenant commitments. The sources of liquidity to fund these cash requirements include rental revenue from the leasing of our properties, which is our primary source of cash flow, borrowings under our revolving credit facility and equity and debt issuances either in the public or private markets, if markets permit. Where possible, we also may issue limited partnership interests in the Operating Partnership ("OP Units") to acquire properties from existing owners seeking a tax-deferred transaction.
As of March 31, 2024, we had $107.5 million of liquidity comprised of $21.5 million of cash and cash equivalents and $86.0 million available on our $90.0 million revolving credit facility, subject to sufficient collateral in the borrowing base. The challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we expect that cash flow from continuing operations over the next twelve months, together with cash on hand, will be adequate to fund our business operations, cash dividends to our shareholders, distributions to our OP Unitholders and debt service. Acquisitions and unfunded tenant improvement costs may require funding from borrowings, equity issuance and/or issuance of OP Units. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net Cash Provided by Operating Activities	$10,042	$8,237
Net Cash Used in Investing Activities	$(7,894)	$(1,752)
Net Cash Used in Financing Activities	$(6,445)	$(10,179)
Cash and Cash Equivalents - End of Period	$21,546	$41,498

Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the three months ended March 31, 2024 and 2023 were approximately $10.0 million and $8.2 million, respectively. Net cash flows provided by operating activities for the three months ended March 31, 2024 and 2023 were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses.
Cash Used in Investing Activities:
Cash used in investing activities for the three months ended March 31, 2024 and the three months ended March 31, 2023 were approximately $7.9 million and $1.8 million, respectively. Cash used in investing activities for the three months ended March 31, 2024 related to approximately $7.9 million used to fund tenant improvements at our cultivation facilities in Arizona and Missouri. Cash used in investing activities for the three months ended March 31, 2023 related to $350.0 thousand used to exercise our option to purchase an adjacent parcel of land by an existing cultivation facility in Missouri and approximately $1.4 million used to fund tenant improvements at our cultivation facilities in Arizona and Missouri.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the three months ended March 31, 2024 and the three months ended March 31, 2023 were approximately $6.4 million and $10.2 million, respectively. Net cash used in financing activities for the three months ended March 31, 2024, related to approximately $8.4 million in dividend payments to holders of our common stock and dividend payments on vested RSUs, as well as distributions to OP Unitholders, $1.0 million to pay down our loan payable and approximately $46 thousand of cash paid for taxes in lieu of issuance of common stock offset by $3.0 million drawn on our Revolving Credit Facility. Cash used in financing activities for the three months ended March 31, 2023, were related to approximately $8.5 million in dividend payments to holders of our common stock and vested RSUs, as well as distributions to OP Units holders, $1.0 million to pay down our loan payable, approximately $0.6 million to buy back stock under the stock repurchase program and approximately $45 thousand in deferred financing costs related to updating our Revolving Credit Facility.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the three months ended March 31, 2024, we declared, and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, authorized distributions on our OP Units of $0.41 per share. During the three months ended March 31, 2023, we declared, and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling $0.39 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of March 31, 2024, the Company had aggregate unfunded commitments of $6.5 million to develop and improve our existing cultivation facilities in Arizona, Missouri, and Pennsylvania.

Corporate Office Lease
As of March 31, 2024, we were the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year four. The office lease has a remaining weighted average term of approximately 2.4 years.
Revolving Credit Facility
As of March 31, 2024, we had $4.0 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility. As of March 31, 2024, we had $4.0 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% through May 2025 and a floating rate thereafter. Therefore, if interest rates decrease, our required interest payments may exceed those based on current market rates. If interest rates remain higher for longer, our cost of financing will significantly increase when the Revolving Credit facility adjusts to a floating rate in May 2025. We may choose to mitigate such interest rate risk through the use of interest rate derivative instruments.
Impact of Inflation
The U.S. economy has experienced an increase in inflation over the past two years. We enter into leases that generally provide for annual fixed increases in rent at a fixed rate. In some instances, leases provide for annual increases in rent based on the increase in annual CPI. We expect these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, dated March 11, 2024, filed with the SEC. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization has an expiration date of December 31, 2023. On September 15, 2023, the board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the program through December 31, 2024. The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended March 31, 2024. The remaining availability under the program as of March 31, 2024 was approximately $8.2 million.

The following is a summary of common shares repurchased and shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended March 31, 2024:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid Per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Common Shares That May Yet Be Purchased Under the Plan Or Programs(3)
January 1, 2024-January 31, 2024	—	—	—	—
February 1, 2024-February 29, 2024	—	—	—	—
March 1, 2024-March 31, 2024	2,846	$16.28	—	—
Total for the three months ended March 31, 2024	2,846	$16.28	197,229	—

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units issued under the 2021 Equity Incentive Plan.
(2) Average price per common share includes commissions paid in connection with the stock repurchased under the Repurchase Program. This price is not adjusted for the price of surrendered shares.
(3) During the three months ended March 31, 2024, the Company did not repurchase any shares of Common Stock under the Repurchase Program. As of March 31, 2024, the remaining authorized amount under the Repurchase Program was approximately $8.2 million.
(4) Includes 2,846 shares of common stock surrendered by employees to satisfy taxes and other compensation related withholdings associated with the vesting of restricted stock units issued under the 2021 Equity Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2024, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
3.2	Articles Supplementary of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2022).
3.3	Amended and Restated Bylaws of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 10, 2022).
10.1*	Employment Agreement, dated as of March 6, 2024, by and between NewLake Capital Partners, Inc. and Lisa Meyer.
31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________________
†Management contracts or compensatory plans required to be filed as Exhibits to this Form 10-Q.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLAKE CAPITAL PARTNERS, INC.

Dated: May 9, 2024	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)