Form 10-Q
period 2024-06-30
NewLake Capital Partners, Inc.
filed 2024-08-08
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 7, 2024 was 20,510,566.

NewLake Capital Partners, Inc.
FORM 10-Q
June 30, 2024
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets:
Real Estate
Land	$21,717	$21,397
Building and Improvements	405,955	390,911
Total Real Estate	427,672	412,308
Less Accumulated Depreciation	(38,191)	(31,999)
Net Real Estate	389,481	380,309
Cash and Cash Equivalents	20,687	25,843
In-Place Lease Intangible Assets, net	18,786	19,779
Loan Receivable, net (Current Expected Credit Loss of $141 and $167, respectively)	4,859	4,833
Other Assets	2,385	2,528
Total Assets	$436,198	$433,292

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$921	$1,117
Revolving Credit Facility	7,600	1,000
Loan Payable, net	—	1,000
Dividends and Distributions Payable	9,009	8,385
Security Deposits	8,789	8,616
Rent Received in Advance	784	990
Other Liabilities	149	227
Total Liabilities	27,252	21,335

Commitments and Contingencies

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,509,883 and 20,503,520 Shares Issued and Outstanding, respectively	205	205
Additional Paid-In Capital	446,006	445,289
Accumulated Deficit	(44,581)	(40,909)
Total Stockholders' Equity	401,630	404,585

Noncontrolling Interests	7,316	7,372
Total Equity	408,946	411,957

Total Liabilities and Equity	$436,198	$433,292
The accompanying notes are an integral part of the unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Rental Income	$12,253	$11,183	$24,380	$22,340
Interest Income from Loans	134	131	265	259
Fees and Reimbursables	68	62	418	193
Total Revenue	12,455	11,376	25,063	22,792

Expenses:
Property Expenses	28	56	50	150
Depreciation and Amortization Expense	3,626	3,568	7,194	7,130
General and Administrative Expenses:
Compensation Expense	1,150	1,150	2,385	2,277
Professional Fees	243	364	645	686
Other General and Administrative Expenses	455	451	873	920
Total General and Administrative Expenses	1,848	1,965	3,903	3,883
Total Expenses	5,502	5,589	11,147	11,163

Provision for Current Expected Credit Loss	12	—	26	—

Income From Operations	6,965	5,787	13,942	11,629

Other Income (Expense):
Other Income	81	208	181	428
Interest Expense	(128)	(97)	(211)	(189)
Total Other Income (Expense)	(47)	111	(30)	239

Net Income	6,918	5,898	13,912	11,868

Net Income Attributable to Noncontrolling Interests	(122)	(101)	(247)	(203)

Net Income Attributable to Common Stockholders	$6,796	$5,797	$13,665	$11,665

Net Income Attributable to Common Stockholders Per Share - Basic	$0.33	$0.27	$0.66	$0.55

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.33	$0.27	$0.66	$0.55

Weighted Average Shares of Common Stock Outstanding - Basic	20,555,362	21,369,489	20,548,601	21,396,330

Weighted Average Shares of Common Stock Outstanding - Diluted	20,951,379	21,743,071	20,946,805	21,769,912
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of March 31, 2024	20,509,883	$205	$445,590	$(42,479)	$7,347	$410,663

Stock-Based Compensation	—	—	424	—	—	424

Dividends to Common Stock	—	—	—	(8,819)	—	(8,819)

Dividends on Restricted Stock Units	—	—	—	(79)	—	(79)

Distributions to OP Unitholders	—	—	—	—	(161)	(161)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(8)	—	8	—

Net Income	—	—	—	6,796	122	6,918

Balance as of June 30, 2024	20,509,883	$205	$446,006	$(44,581)	$7,316	$408,946

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of March 31, 2023	21,358,887	$214	$455,470	$(34,956)	$7,383	$428,111

Repurchase of Common Stock	(56,372)	(1)	(711)	—	—	(712)

Stock-Based Compensation	—	—	373	—	—	373

Dividends to Common Stock	—	—	—	(8,308)	—	(8,308)

Dividend Equivalents to Restricted Stock Units	—	—	—	(41)	—	(41)

Distributions to OP Unitholders	—	—	—	—	(145)	(145)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	11	—	(11)	—

Net Income	—	—	—	5,797	101	5,898

Balance as of June 30, 2023	21,302,515	$213	$455,143	$(37,508)	$7,328	$425,176
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957

Conversion of Vested RSUs to Common Stock	6,363	—	—	—	—	—

Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(46)	—	—	(46)

Stock-Based Compensation	—	—	774	—	—	774

Dividends to Common Stock	—	—	—	(17,228)	—	(17,228)

Dividends on Restricted Stock Units	—	—	—	(109)	—	(109)

Distributions to OP Unitholders	—	—	—	—	(314)	(314)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(11)	—	11	—

Net Income	—	—	—	13,665	247	13,912

Balance as of June 30, 2024	20,509,883	$205	$446,006	$(44,581)	$7,316	$408,946

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2022	21,408,194	$214	$455,822	$(32,487)	$7,389	$430,938

Repurchase of Common Stock	(105,679)	(1)	(1,333)	—	—	(1,334)

Stock-Based Compensation	—	—	681	—	—	681

Dividends to Common Stock	—	—	—	(16,638)	—	(16,638)

Dividends on Restricted Stock Units	—	—	—	(48)	—	(48)

Distributions to OP Unitholders	—	—	—	—	(291)	(291)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(27)	—	27	—

Net Income	—	—	—	11,665	203	11,868

Balance as of June 30, 2023	21,302,515	$213	$455,143	$(37,508)	$7,328	$425,176
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net Income	$13,912	$11,868
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	774	681
Depreciation and Amortization Expense	7,194	7,130
Amortization of Debt Issuance Costs	134	137
Amortization of Debt Discount	—	7
Provision for Credit Loss	(26)	—
Non-Cash Lease Expense	(1)	—
Non-Cash Application of Rent Escrow	(274)	—
Non-Cash Application of Security Deposit	—	(630)
Changes in Assets and Liabilities
Other Assets	221	373
Accounts Payable and Accrued Expenses	(339)	(234)
Security Deposits	447	317
Rent Received in Advance	(206)	(677)
Other Liabilities	(77)	(758)
Net Cash Provided by Operating Activities	21,759	18,214

Cash Flows from Investing Activities:
Funding of Building and Tenant Improvements	(11,371)	(2,996)
Acquisition of Real Estate	(3,993)	(350)
Net Cash Used in Investing Activities	(15,364)	(3,346)

Cash Flows from Financing Activities:
Repurchase of Common Stock	—	(1,334)
Cash Paid for Taxes in Lieu of Issuance of Common Stock	(46)	—
Common Stock Dividends Paid	(16,610)	(16,679)
Restricted Stock Unit Dividends Paid	(114)	(51)
Distributions to OP Unitholders	(303)	(291)
Borrowings from Revolving Credit Facility	6,600	—
Principal Repayment on Loan Payable	(1,000)	(1,000)
Deferred Financing Costs	—	(31)
Deferred Offering Costs	(78)	—
Net Cash Used in Financing Activities	(11,551)	(19,386)

Net (Decrease) in Cash and Cash Equivalents	(5,156)	(4,518)
Cash and Cash Equivalents - Beginning of Period	25,843	45,192

Cash and Cash Equivalents - End of Period	$20,687	$40,674
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$99	$109
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,009	$8,468
Accrual for Deferred Offering Costs	$143	$—
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 1 - Organization
NewLake Capital Partners, Inc. (the “Company”), a Maryland corporation, was formed on April 9, 2019, originally as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale-leaseback and build-to-suit transactions for the cannabis industry. The Company conducts its operations through its subsidiary, NLCP Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership” or “OP”). The Company is the sole managing general partner of the Operating Partnership. The Company's common stock trades on the OTCQX® Best Market (the "OTCQX") operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has: (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2024 and December 31, 2023, the assets and liabilities of the Company and the Operating Partnership were substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
June 30, 2024
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 3 - Real Estate
As of June 30, 2024, the Company owned 32 properties, located in 12 states. The following table presents the Company's real estate portfolio as of June 30, 2024 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(84)		$845
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,298)		8,493
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,239)		8,922
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(765)		12,814
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,963	11,565	14,528	(809)		13,719
C3 Industries		Missouri	Cultivation	948	27,308	28,256	(739)	(2)	27,517
C3 Industries		Connecticut	Cultivation	321	3,672	3,993	(17)		3,976
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(1,919)	(3)	30,094
Cannabist	(4)	California	Dispensary	1,082	2,692	3,774	(284)		3,490
Cannabist	(4)	Illinois	Dispensary	162	1,053	1,215	(107)		1,108
Cannabist	(4)	Illinois	Cultivation	801	10,560	11,361	(1,085)		10,276
Cannabist	(4)	Massachusetts	Dispensary	108	2,212	2,320	(251)		2,069
Cannabist	(4)	Massachusetts	Cultivation	1,136	12,690	13,826	(1,753)		12,073
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(6,453)		44,279
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(301)		2,631
Curaleaf		Florida	Cultivation	388	75,595	75,983	(7,435)		68,548
Curaleaf		Illinois	Dispensary	69	525	594	(60)		534
Curaleaf		Illinois	Dispensary	65	959	1,024	(113)		911
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(130)		1,604
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(345)		3,008
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(157)		2,017
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(365)		2,997
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(152)		1,766
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(225)		2,002
Greenlight	(5)	Arkansas	Dispensary	238	1,919	2,157	(216)		1,941
Mint		Arizona	Cultivation	2,400	18,128	20,528	—	(6)	20,528
Organic Remedies		Missouri	Cultivation	204	20,897	21,101	(2,722)		18,379
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(339)		1,773
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(60)		1,490
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(130)		1,185
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(3,675)		39,185
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(4,963)		39,307
Total Real Estate(7)				$21,717	$405,955	$427,672	$(38,191)		$389,481
(1) Includes construction in progress in the amount of $20.1 million that had been funded as of June 30, 2024.
(2) Building and improvements related to the Missouri cultivation facility (leased to C3 Industries) expansion project that was placed into service. The Company started depreciation on the related assets in June 2024.
(3) A portion of this investment is currently undergoing tenant improvements. Once the tenant improvements are completed for their intended use, the Company will place the tenant improvements in service and begin depreciating the applicable part of the property.
(4) This tenant was formerly known as Columbia Care.
(5) GL Partners, Inc. (Greenlight) acquired the tenant and was added as a guarantor, however Curaleaf remains an additional guarantor subject to certain conditions in the lease agreement.
(6) A portion of this investment is currently under development or undergoing building improvements. Once the development or improvements are completed and placed-in service, the Company will begin depreciating the applicable part of the property.
(7) At times, numbers in this table may differ due to rounding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 3 - Real Estate (continued)
Real Estate Acquisitions
2024 Acquisitions
In May 2024, the Company purchased a cultivation facility in Connecticut for approximately $4.0 million and committed to fund approximately $12.0 million in building and tenant improvements (refer to the Building and Tenant Improvements table below for details). The property was simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisition for the six months ended June 30, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Connecticut	Cultivation	May 7, 2024	$3,993
Total				$3,993
2023 Acquisitions
In March 2023, the Company exercised its option to acquire an adjacent parcel of land to expand its cultivation facility in Missouri and invested $350 thousand and committed to fund approximately $16.2 million to expand the facility (refer to the Building and Tenant Improvements table below for details).
The following table presents the real estate acquisition for the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Missouri	Cultivation	March 3, 2023	$350
Total				$350
Real Estate Commitments
2024 Building and Tenant Improvements
During the six months ended June 30, 2024, the Company funded approximately $11.4 million of building and tenant improvements. The following table presents the funded commitments and the remaining unfunded commitments for the six months ended June 30, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	$—	$750
C3 Industries	Connecticut	Cultivation	May 7, 2024	—	12,024
C3 Industries	Missouri	Cultivation	March 3, 2023	8,065	761
Calypso	Pennsylvania	Cultivation	August 5, 2022	—	987
Mint	Arizona	Cultivation	June 24, 2021	3,306	1,282	(1)
Total				$11,371	$15,804
(1) Effective June 6, 2024, the lease agreement was amended to include an additional commitment of approximately $800 thousand.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 3 - Real Estate (continued)
2023 Building and Tenant Improvements
During the year ended December 31, 2023, the Company funded approximately $14.4 million of building and tenant improvements. The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	$—	$750
C3 Industries	Missouri	Cultivation	April 1, 2022	7,858	8,826
Calypso	Pennsylvania	Cultivation	August 5, 2022	2,013	987
Mint	Arizona	Cultivation	June 24, 2021	4,281	3,788	(1)
Organic Remedies	Missouri	Cultivation	December 20, 2021	282	—
Total				$14,434	$14,351
(1) Effective June 1, 2023, the lease agreement was amended to include an additional commitment of approximately $6.5 million.
Construction in Progress
As of June 30, 2024 and December 31, 2023, funded commitments recorded in construction in progress was $20.1 million and $24.2 million, respectively, and is classified in "Buildings and Improvements" in the accompanying consolidated balance sheets.
2024 Construction in Progress

The below tables presents construction in progress fundings and assets placed in service as of June 30, 2024. Refer below to the Depreciation and Amortization section of Note 3 - Real Estate for details around assets placed in service.

Tenant	Site Type	Beginning Balance(1)	Fundings	Placed-in-Service	Ending Balance(2)
C3 Industries	Cultivation	$7,324	$8,065	$(15,389)	$—
Calypso	Cultivation	2,013	—	—	2,013
Mint	Cultivation	14,822	3,306	—	18,128
Total		$24,159	$11,371	$(15,389)	$20,141
(1) Beginning balance as of January 1, 2024.
(2) These properties were under development or improvement as of June 30, 2024. Once the development is completed or the improvement is completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 3 - Real Estate (continued)
2023 Construction in Progress
The below tables presents construction in progress fundings and assets placed in service as of December 31, 2023. Refer below to the Depreciation and Amortization section of Note 3 - Real Estate for details around assets placed in service.

Tenant	Site Type	Beginning Balance(1)	Fundings	Placed-in-Service	Ending Balance(2)
C3 Industries	Cultivation	$—	$7,324	$—	$7,324
Calypso	Cultivation	—	2,013	—	2,013
Mint	Cultivation	10,541	4,281	—	14,822
Total		$10,541	$13,618	$—	$24,159
(1) Beginning balance as of January 1, 2023. The table does not include approximately $1.6 million of tenant improvements that had been funded as of January 1, 2023 for the development of a cultivation facility in Massachusetts. These tenant improvements were never placed-in-service and the property was sold on October 27, 2023.
(2) These properties were under development or improvement as of December 31, 2023. Once the development is completed or the improvement is completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.
Disposal of Real Estate
2024 Dispositions
There were no sales of real estate property investments during the six months ended June 30, 2024.
2023 Dispositions
During the year ended December 31, 2023, there was one real estate property sold. On October 27, 2023, the Company closed on the sale of its property in Palmer, Massachusetts, for $2.0 million, which was leased to Mint. The Company's investment in the property was $1.9 million. Upon closing, Mint's lease agreement was terminated and they paid a portion of the closing costs, resulting in a break-even sale of the property. Therefore, the Company did not recognize a gain or loss on sale of the property.
In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of June 30, 2024 (in thousands):

Year	Amortization Expense
2024 (six months ending December 31, 2024)	$993
2025	1,985
2026	1,985
2027	1,985
2028	1,985
Thereafter	9,853
Total	$18,786

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 3 - Real Estate (continued)
Depreciation and Amortization
For both the three months ended June 30, 2024 and 2023, depreciation expense on the Company's real estate assets was approximately $3.1 million. Depreciation expense on the Company's real estate assets for the six months ended June 30, 2024 and 2023, was approximately $6.2 million and $6.1 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended June 30, 2024 and 2023. Amortization of the Company’s acquired in-place lease intangible assets was approximately $1.0 million for both the six months ended June 30, 2024 and 2023. The acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 9.72 years.
Impairment
The Company did not identify any situations in its review of tenant activities and changes in the business condition of all of its properties that would require the recognition of an impairment loss. Accordingly, the Company did not record an impairment loss for the three months ended June 30, 2024 and June 30, 2023, respectively.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended June 30, 2024 and 2023, the reimbursable revenues were $18.4 thousand and $14.3 thousand, respectively. For the six months ended June 30, 2024, and 2023 the reimbursable revenues were $318.2 thousand, and $97.4 thousand, respectively. Reimbursable expenses are classified as "Property Expenses" in the accompanying consolidated statements of operations.
The Company's tenants operate in the cannabis industry. All of the Company's leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain leases of the Company also contain an Improvement Allowance (“IA”). IA is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if the full IA has been funded, even if there are still unfunded commitments. IA also contains annual increases which generally increase at the same rate as base rent, per the lease agreement.
Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. During the fourth quarter of 2023, the Company granted Calypso a purchase option to purchase the leased property and during the first quarter of 2024, the tenant was out of compliance with certain provisions of the lease and as a result the purchase option was terminated. As of June 30, 2024, the Company had two leases that provided the lessee with a purchase option to purchase the leased property at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. The purchase option provision allows the lessee to purchase the leased property for an amount based on the fair market value of the Company's investment. As of June 30, 2024, the Company's gross investment in these two properties was approximately $6.3 million.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 4 - Leases (continued)
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of June 30, 2024 (in thousands):

Year	Contractual Minimum Rent
2024 (six months ending December 31, 2024)	$25,448
2025	52,587
2026	55,042
2027	56,473
2028	57,942
Thereafter	577,019
Total	$824,511
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of June 30, 2024 and December 31, 2023, the Company owned 32 and 31 properties, respectively, leased to 13 tenants across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, excluding reimbursable revenues, for each of the periods presented:

For the Three Months Ended June 30,
2024				2023
Tenant		Number of Leases	Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)(2)
Curaleaf		10	23%	Curaleaf		10	25%
Cresco Labs		1	14%	Cresco Labs		1	14%
Trulieve		1	11%	Trulieve		1	12%
Cannabist	(3)	5	9%	Cannabist	(3)	5	9%
Calypso		1	7%	Calypso		1	8%
(1) Calculated based on rental income received during the period. This amount includes fees and excludes revenue reimbursables.
(2) Prior year presentation has been recalculated to exclude revenue reimburseables to conform to current year presentation.
(3) This tenant was formerly known as Columbia Care.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 4 - Leases (continued)

For the Six Months Ended June 30,
2024				2023
Tenant		Number of Leases	Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)(2)
Curaleaf		10	23%	Curaleaf		10	25%
Cresco Labs		1	14%	Cresco Labs		1	15%
Trulieve		1	11%	Trulieve		1	12%
Cannabist	(3)	5	9%	Cannabist	(3)	5	9%
Calypso		1	7%	Calypso		1	9%
(1) Calculated based on rental income received during the period. This amount includes fees and excludes revenue reimbursements.
(2) Prior year presentation has been recalculated to exclude revenue reimburseables to conform to current year presentation.
(3) This tenant was formerly know as Columbia Care.
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, excluding reimbursable revenues, for each of the periods presented:

For the Three Months Ended June 30,
2024			2023
State	Number of Properties	Percentage of Rental Income(1)	State	Number of Properties		Percentage of Rental Income(1)
Pennsylvania	7	26%	Pennsylvania	7		29%
Florida	1	19%	Florida	1		20%
Illinois	7	18%	Illinois	7		19%
Massachusetts	5	13%	Massachusetts	6	(2)	12%
Missouri	2	11%	Missouri	2		8%
(1) Calculated based on rental income received during the period. This amount includes fees and excludes revenue reimbursables.
(2) Included in the number of properties and revenue is one Massachusetts property sold in October 2023.

For the Six Months Ended June 30,
2024			2023
State	Number of Properties	Percentage of Rental Income(1)	State	Number of Properties		Percentage of Rental Income(1)
Pennsylvania	7	26%	Pennsylvania	7		29%
Florida	1	19%	Florida	1		20%
Illinois	7	18%	Illinois	7		20%
Massachusetts	5	13%	Massachusetts	6	(2)	12%
Missouri	2	10%	Missouri	2		8%
(1) Calculated based on rental income received during the period. This amount includes fees and excludes revenue reimbursables.
(2) Included in the number of properties and revenue is one Massachusetts property sold in October 2023.
As Lessee
As of June 30, 2024, the Company was the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72.0 thousand in year one to approximately $85.0 thousand in year four. The office lease qualifies under the right-of-use ("ROU") model. Upon entering into

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 4 - Leases (continued)
the lease in June 2022, the Company recorded a ROU asset of $273 thousand which was classified in “Other Assets” and a lease liability, which is classified in "Other Liabilities" in the accompanying consolidated balance sheets. The ROU balance as of June 30, 2024 and December 31, 2023, were approximately $144.8 thousand and $177.4 thousand, respectively. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

The following table presents the future contractual rent obligations as lessee as of June 30, 2024 (in thousands):

Year	Contractual Base Rent
2024 (six months ended December 31, 2024)	$38
2025	77
2026	52
Total Minimum Lease Payments	$167
Less: Amount Discounted Using Incremental Borrowing Rate	$(14)
Total Lease Liability	$153
As of June 30, 2024, the weighted-average discount rate used to calculate the lease liability was 5.65% and the remaining lease term was 2.17 years.
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next five years, with a final maturity of June 30, 2031. The loan is cross defaulted with their lease agreement with the Company. As of June 30, 2024 and December 31, 2023, the loan earned interest at a rate of 10.72% and 10.48%, respectively, and the aggregate principal amount outstanding on the unsecured loan receivable as of June 30, 2024 and December 31, 2023, was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgement. The Company used a discounted cash flow analysis to determine the expected credit loss. The following table presents the CECL reserve for the six months ended June 30, 2024 (in thousands):

Period	Expected Credit Loss
CECL reserve as of December 31, 2023	$166.7
Adjustment to expected credit loss	(14.3)
CECL reserve as of March 31, 2024	152.4
Adjustment to expected credit loss	(11.8)
CECL reserve as of June 30, 2024(1)	$140.6
(1) Included in "Loan Receivable, net" on the consolidated balance sheets.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
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
Revolving Credit Facility
On May 6, 2022, the Operating Partnership entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time. The Loan and Security Agreement matures on May 6, 2027. The Loan and Security Agreement provides, subject to the accordion feature described below, $30.0 million in aggregate commitments for secured revolving loans (“Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder which are owned by certain subsidiaries of the Operating Partnership.
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
The Revolving Credit Facility bears a fixed rate of 5.65% for the first three years and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) plus an applicable margin of 1.0% or (b) 4.75%.
As of June 30, 2024 and December 31, 2023, the Company had approximately $7.6 million and $1.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2024, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2024, the Company was in compliance with the terms of such covenants under the agreement.
Note 7 - Related Party Transactions
Investor Rights Agreement
Pursuant to our Investor Rights Agreement (the "Investor Rights Agreement"), HG Vora Capital Management, LLC (“HG Vora”), West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Foundation, Gary and Mary West Charitable Trust, Gary and Mary West 2012 Gift Trust and WFI Co-Investments, acting unanimously, collectively referred to as the “West Stockholders" and NL Ventures LLC ("Pangea") hold certain nomination rights with respect to members of our board of directors so long as they individually own in the aggregate certain percentages of the Company’s issued and outstanding common stock for 60 days consecutively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 8 - Noncontrolling Interests
The Company's noncontrolling interests represent limited partnership interests in the Operating Partnership not held by the Company. Noncontrolling interests represented approximately 1.8% ownership interest in the Operating Partnership at June 30, 2024 and December 31, 2023.
Note 9 - Stock Based Compensation
The Company's board of directors adopted our 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable the Company to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of June 30, 2024, there were approximately 1,788,933 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units (“PSUs”) .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, certain director RSUs that vest cannot be converted until the director separates from the Company. Total outstanding RSUs as of June 30, 2024 and 2023 were 139,499 and 106,820, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the six months ended June 30,:

	2024			2023
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	63,582		$13.92	29,255	$22.89
Granted	49,014		$17.40	59,031	$12.87
Forfeited	(740)		$15.19	—	$—
Vested	(40,610)	(1)	$12.64	(18,318)	$20.14
Balance at June 30,	71,246		$17.03	69,968	$15.15
(1) Vested shares are reported gross and include 2,846 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the six months ended June 30,:

	2024			2023
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	36,852		$22.05	18,534	$23.93
Vested	40,610	(1)	$12.64	18,318	$20.14
Converted	(6,363)		$13.38	—	$—
Shares Withheld(2)	(2,846)		$13.38	—	$—
Balance at June 30,	68,253		$17.62	36,852	$22.05
(1) Represents the gross number of RSUs vested, which includes 2,846 shares withheld for taxes and not converted to common stock.
(2) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.
Each restricted stock unit represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the six months ended June 30, 2024 and 2023, the Company paid $83.0 thousand and $35.3 thousand respectively, of accumulated dividends that became earned upon vesting of RSUs. Accrued unearned dividends on unvested RSUs as of June 30, 2024 and 2023, were $95,181 and $61,468, respectively.
The amortization of compensation costs for the RSU awards are classified in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million for both the three months ended June 30, 2024 and 2023, respectively. The amortization of compensation costs for the RSU awards amounted to approximately $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. The remaining unrecognized compensation cost of approximately $1.0 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.3 years as of June 30, 2024.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
PSUs are granted to officers and certain employees of the Company. Total outstanding PSUs as of June 30, 2024 and 2023, were 159,522 and 121,858, respectively.
The following table sets forth the Company's unvested PSU activity for the six months ended June 30,:

	2024		2023
	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	103,000	$17.18	66,841	$24.04
Granted	56,522	$17.30	55,017	$11.23
Balance at June 30,	159,522	$17.22	121,858	$18.26
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
The fair value of PSUs is determined using a Monte Carlo simulation for our future stock price and the future stock price of a corresponding peer group. The grant date fair value is an equally weight value comprised of (i) total shareholder return of the Company and a peer group of companies (“rTSR”); and (ii) the Company’s absolute compound annual growth rate (“CAGR”). To derive the value of rTSR, the Company uses a stochastic stock price simulation model using Geometric Brownian Motion (“GBM”) to model the future stock prices of the Company and the peer group companies. The key inputs to the GBM model include the standard deviation of the movement of the share price, also expressed as stock price volatility. Historical volatility is analyzed for the Company and peer group companies based on publicly traded shares of common stock. The model also assists in deriving a value of the Company’s CAGR which is then subjected to the vesting percentages according to the terms of the PSU agreements. The key inputs to calculate CAGR are the ending stock price, initial stock price and vesting period. The GBM simulates the ending stock price that is used in the CAGR model to determine the grant date fair value.
Using the above methodology, grant date fair values of $24.00, $11.23 and $17.30 were used for PSUs with performance periods ending December 31, 2024, 2025 and 2026, respectively. PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award.
Each PSU represents the right to receive one share of common stock upon vesting. Upon vesting, each PSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the performance period. If PSUs do not meet the performance hurdles and are cancelled, no dividends are paid on the cancelled units. During the six months ended June 30, 2024 and 2023, no PSUs vested and therefore the Company did not pay any dividends. Unearned dividends on unvested PSUs as of June 30, 2024 and 2023, were $379,679 and $212,021, respectively.
The amortization of compensation costs for the PSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million for both the three months ended June 30, 2024 and 2023. The amortization of compensation costs for the PSU awards

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
amounted to approximately $0.4 million for both the six months ended June 30, 2024 and 2023. The remaining unrecognized compensation cost of approximately $1.4 million for PSU awards is expected to be recognized over a weighted average amortization period of 2.0 years as of June 30, 2024.
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of June 30, 2024 and 2023, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of June 30, 2024 and 2023, 602,392 warrants were fully exercisable.
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
Note 11 - Stockholders' Equity
Preferred Stock
As of June 30, 2024 and December 31, 2023, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of preferred stock outstanding.
Common Stock
As of June 30, 2024 and December 31, 2023, the Company had 400,000,000 shares of common stock authorized and 20,509,883 and 20,503,520 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 11 - Stockholders' Equity (continued)
its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On September 15, 2023, the board of directors of the Company authorized an amendment to the stock repurchase program for the repurchase of up to an additional $10.0 million of outstanding common stock and extended the stock repurchase program through December 31, 2024. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the six months ended June 30, 2024. During the six months ended June 30, 2023, pursuant to the stock repurchase plan, the Company acquired 105,679 shares of common stock with an average purchase price, including commissions, of $12.62, totaling approximately $1.3 million. The remaining availability under the stock repurchase program as of June 30, 2024, was approximately $8.2 million.
At the Market Equity Program
On June 10, 2024, the Company entered into an Equity Distribution Agreement ("Equity Distribution Agreement"), relating to shares of its common stock, $0.01 par value per share, pursuant to an “at the market” offering program. In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $50.0 million from time to time through a sales agent.
Sales of the shares of the Company's common stock, if any, may be made in negotiated transactions or by means of ordinary brokers’ transactions on the OTCQX at market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices or through a market maker other than on an exchange, directly on or through any other existing trading market or by any other method permitted by law, including but not limited to in privately negotiated transactions and in block trades.
Total compensation payable to the sales agent for its services acting as an agent, principal and/or advisor, as applicable, will not exceed 2.0% of the gross sales price per share for any shares of common stock sold from time to time under the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, the Company may also sell its common stock to the sales agent as principal for its own account at a price agreed upon at the time of sale.
As of June 30, 2024, no shares of common stock had been issued under the At-the-Market Equity Program ("ATM Program").
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our OP Units declared by the Company during the six months ended June 30, 2024 and 2023:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 8, 2024	March 29, 2024	January 1, 2024 to March 31, 2024	April 15, 2024	$0.41
June 12, 2024	June 28, 2024	April 1, 2024 to June 30, 2024	July 15, 2024	$0.43
Total				$0.84

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 11 - Stockholders' Equity (continued)

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 7, 2023	March 31, 2023	January 1, 2023 to March 31, 2023	April 14, 2023	$0.39
June 15, 2023	June 30, 2023	April 1, 2023 to June 30, 2023	July 14, 2023	$0.39
Total				$0.78
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Income Attributable to Common Stockholders	$6,796	$5,797	$13,665	$11,665
Add: Net Income Attributable to Noncontrolling Interest	122	101	247	203
Net Income	$6,918	$5,898	$13,912	$11,868

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,555,362	21,369,489	20,548,601	21,396,330
Dilutive Effect of OP Units	373,582	373,582	373,582	373,582
Dilutive Effect of Unvested Restricted Stock Units	22,435	—	24,622	—
Weighted Average Shares of Common Stock - Diluted	20,951,379	21,743,071	20,946,805	21,769,912

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.33	$0.27	$0.66	$0.55
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.33	$0.27	$0.66	$0.55
During the three and six months ended June 30, 2024, the effect of including OP Units and unvested RSUs were included in the Company's calculation of weighted average shares of common stock outstanding - dilutive. During the three and six months ended June 30, 2023, the effect of including OP Units was included in the Company's calculation of weighted average shares of common stock outstanding - dilutive and the effect of unvested RSUs was excluded in the Company's weighted average shares of common stock outstanding - dilutive as their inclusion would have been anti-dilutive. During the three and six months ended June 30, 2024 and 2023, the effect of 791,790 and 615,838 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the three and six months ended June 30, 2024 and 2023, the Company did not include the effect of 159,522 and 121,858 outstanding PSUs, respectively, in the calculation of earnings per share. The effect of the outstanding PSUs were not included in the calculation of diluted earnings per share as the market condition for the PSUs had not been met as of June 30, 2024 and June 30, 2023.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
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
The following table presents the carrying value and estimated fair value of financial instruments at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note Receivable(1)	$4,859	$4,741	$4,833	$4,748
Revolving Credit Facility(2)	$7,600	$7,338	$1,000	$968
Loan Payable(2)(3)	$—	$—	$1,000	$992
(1) The fair value measurement of the $5.0 million Note Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of June 30, 2024 and December 31, 2023, reflects the provision for current expected credit loss of $140.6 thousand and $166.7 thousand, respectively.
(2) The fair value of the Company's Revolving Credit Facility and Loan Payable are based on observable inputs, and as such, are classified as Level 2.
(3) The Company made its final installment payment on its loan payable on January 3, 2024.
As of June 30, 2024 and December 31, 2023, the Company’s investment in warrants was valued based on the initial investment, less impairment. The Company determined the investment was not impaired as of June 30, 2024 and December 31, 2023. Since these securities are not actively traded, the Company will apply valuation adjustments if and when such indicators become available. As such, these securities are carried at    cost and are classified as Level 3 of the fair value hierarchy.

As of June 30, 2024 and December 31, 2023, the carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.

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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 14 - Income Taxes (continued)
Taxable REIT Subsidiaries
In October 2023, the Company elected to treat a domestic subsidiary as a TRS. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the three and six months ended June 30, 2024, the TRS had limited activity and did not generate taxable income.
Note 15 - Commitments and Contingencies
As of June 30, 2024, the Company had aggregate unfunded commitments to invest approximately $15.8 million to develop and improve our existing cultivation facilities in Arizona, Connecticut, Missouri, and Pennsylvania. Refer to Note 3 - "Real Estate" for further details on the Company's commitments. Refer to Note 16 - “Subsequent Events” for details on commitments the Company funded after June 30, 2024.
As of June 30, 2024 the Company is the lessee under one office lease. Refer to Note 4 - "Leases" for further information.
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
Note 16 - Subsequent Events
Funded Commitments
Subsequent to June 30, 2024, the Company funded approximately $1.2 million of improvements for its cultivation facility in Arizona and Pennsylvania.
Condition of our Tenants
Revolutionary Clinics failed to pay 50% of its June and July 2024 contractual rent under its lease agreement. The Company is currently in discussion with the tenant to negotiate a resolution, which could include rent deferrals or other concessions.

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
•the impacts of the potential rescheduling of cannabis;
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
As of June 30, 2024, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities.
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
For the six months ended June 30, 2024, all of our rental income was derived from triple-net leases to 13 tenants. Our leases include a parent or other affiliate guarantee and obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities. Our rental income is, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the cannabis industry. Changes in current state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties. Further, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We own 32 properties, leased to 13 tenants. As of June 30, 2024, all of our tenants are performing under their lease agreement with the exception of one tenant discussed below.
Revolutionary Clinics failed to pay 50% of its June and July 2024 contractual rent under its lease agreement. The Company is currently in discussion with the tenant to negotiate a resolution, which could include rent deferrals or other concessions.
Financial Markets Update
During the six months ended June 30, 2024, financial markets have shown a measure of stability, yet they continue to be shadowed by the lingering risks from the prior year. The Federal Reserve continued its vigilant stance, maintaining interest rates at their current levels. This decision reflects the central bank’s commitment to combating inflation and supporting economic stability.This steadfast approach has primarily elevated borrowing costs to the highest levels seen in more than twenty years. However many economists agree that the Federal Reserve will cut rates later in 2024. For U.S. corporations, a high interest rate scenario has led to increased pressure on the cost of capital. Even with an interest rate cut in latter part 2024 interest rates will remain high, businesses will still face challenges due to constricted access to capital. Consequently, the availability and cost of capital for both our Company and our tenants remains high, necessitating the adoption of judicious financial management strategies.
Regulatory Update
On May 21, 2024, the Justice Department published a Notice of Proposed Rulemaking in the Federal Register for the Drug Enforcement Administration ("DEA") to reschedule marijuana from Schedule I of the Controlled Substances Act ("CSA"), a list of completely prohibited drugs, to Schedule III, which includes prescription medications such as ketamine, Tylenol with codeine, and anabolic steroids. The proposed rule is based on an August 2023 recommendation by the Department of Health and Human Services ("HHS"). The comment period concluded on July 22, 2024 and the DEA is currently reviewing over 43,000 comments that were submitted, in considering a final rule. We believe this significant shift could result in material tax savings for tenants, potentially leading to increased cash flows for their businesses. Moreover, we believe this pivotal move by the federal government could stimulate additional investment in the sector, potentially enabling operators to strengthen their balance sheets, thus enhancing the industry's credit quality, including our tenant base.

In summary, while we believe the rescheduling announcement represents a significant milestone, it is one step in a lengthy process that will likely take many more months before a final rule is issued. Although moving marijuana to Schedule III should facilitate medical research and should provide a financial boost to the cannabis industry, it will leave federal law essentially untouched.
Inflation and Supply Chain Constraints
While inflation has cooled it continues to trend higher than in prior periods, which may be negatively impacting some of our tenants. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projections. Ongoing labor shortages with global supply chain issues and geopolitical issues also continue to adversely impact costs and timing for completion of these development and redevelopment projects, which may result in cost overruns and delays in commencing operations on certain of our tenants' projects.
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
Second Quarter 2024 Highlights
Investment Activity
Acquisitions
In May 2024 we purchased a cultivation facility in Connecticut for approximately $4.0 million and committed to fund approximately $12.0 million in building and tenant improvements. The property was simultaneously leased to a related entity of an existing tenant.

Funded Commitments
During the three months ended June 30, 2024, we funded approximately $3.5 million of building and tenant improvements to our cultivation facilities in Arizona and Missouri.
The following table presents the funded commitments and the unfunded commitments for the three months ended June 30, 2024 (in thousands):

Tenant	Market	Site Type	Acquisition Closing Date	Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	$—	$750
C3 Industries	Connecticut	Cultivation	May 7, 2024	—	12,024
C3 Industries	Missouri	Cultivation	April 1, 2022	2,532	761
Calypso	Pennsylvania	Cultivation	August 5, 2022	—	987
Mint	Arizona	Cultivation	June 24, 2021	945	1,282	(1)
Total				$3,477	$15,804
(1) Effective June 6, 2024, the lease agreement was amended to include an additional commitment of approximately $800 thousand.
Financing Activity
Loan Payable
On January 3, 2024, we made our final annual principal and interest payment of approximately $1.0 million on our loan payable to the seller of a cultivation facility in Chaffee, Missouri. As of June 30, 2024, the loan had no outstanding balance.
Revolving Credit Facility
During the three months ended June 30, 2024, we borrowed $3.6 million under the Revolving Credit Facility. As of June 30, 2024, we had outstanding borrowings of $7.6 million under our Revolving Credit Facility and $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base. Refer to Note 6 in the Notes to Consolidated Financial Statements in Part I – Item 1 for further information.
Capital Markets Activity
At the Market Program
On June 10, 2024, we entered into an Equity Distribution Agreement ("Equity Distribution Agreement"), relating to shares of our common stock, $0.01 par value per share, pursuant to our At-the-Market Program (" ATM Program"). In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of the its common stock having an aggregate offering amount of up to $50.0 million from time to time through the sales agent.
Sales of the shares of our common stock, if any, may be made in negotiated transactions or by means of ordinary brokers’ transactions on the OTCQX at market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices or through a market maker other than on an exchange, directly on or through any other existing trading market or by any other method permitted by law, including but not limited to in privately negotiated transactions and in block trades.
Total compensation payable to the sales agent for its services acting as an agent, principal and/or advisor, as applicable, will not exceed, but may be lower than 2.0% of the gross sales price per share for any shares of common stock sold from time to time under the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, we may also sell our common stock to the sales agent as principal for its own account at a price agreed upon at the time of sale.
No shares of common stock had been issued under the ATM Program to date.

Recent Developments
Funded Commitments
Subsequent to June 30, 2024, we funded approximately $1.2 million of building and tenant improvements to our cultivation facility located in Arizona and Pennsylvania.
Results of Operations
General
We derive substantially all our revenue from rents received from single tenants at each of our 32 properties under triple-net leases. As of June 30, 2024, we have low leverage on the portfolio with only $7.6 million outstanding under our Revolving Credit Facility and a low general and administrative expense with an annualized ratio of 1.3% of total assets.

Comparison of the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2024	2023	Q2'24 vs Q2'23
Revenue:
Rental Income	$12,253	$11,183	$1,070
Interest Income from Loans	134	131	3
Fees and Reimbursables	68	62	6
Total Revenue	12,455	11,376	1,079

Expenses:
Property Expenses	28	56	(28)
Depreciation and Amortization Expense	3,626	3,568	58
General and Administrative Expenses:
Compensation Expense	1,150	1,150	—
Professional Fees	243	364	(121)
Other General and Administrative Expenses	455	451	4
Total General and Administrative Expenses	1,848	1,965	(117)

Total Expenses	5,502	5,589	(87)

Provision for Current Expected Credit Loss	12	—	12
Income From Operations	6,965	5,787	1,178

Other Income (Expense):
Other Income	81	208	(127)
Interest Expense	(128)	(97)	(31)
Total Other Income (Expense)	(47)	111	(158)

Net Income	6,918	5,898	1,020

Net Income Attributable to Noncontrolling Interests	(122)	(101)	(21)

Net Income Attributable to Common Stockholders	$6,796	$5,797	$999
Revenues
Rental Income
Rental income for the three months ended June 30, 2024 increased by approximately $1.1 million to approximately $12.3 million, compared to approximately $11.2 million for the three months ended June 30, 2023. The increase in rental income was mainly attributable to:
•Approximately two months of rental income from the purchase of a cultivation facility in Connecticut in May 2024, which generated approximately $0.1 million of rental income during the three months ended June 30, 2024.
•Funding of building and tenant improvements at our Arizona and Missouri cultivation facilities, which generated approximately $0.6 million of additional rental income during the three months ended June 30, 2024. The additional rental income from our Missouri cultivation facility was derived from the expansion and development of the adjacent land parcel we acquired during the first quarter of 2023.
•Annual rent escalations on our portfolio, which generated an increase of approximately $0.3 million of rental income during the three months ended June 30, 2024.
•Rental income collected from one tenant that was non-performing in the second quarter of 2023, which resulted in a $0.3 million increase in rental income when compared to the three months ended June 30, 2023.
•These increases were offset by: (i) a decrease in rental income of approximately $0.1 million related to the sale of a cultivation facility in Massachusetts in October 2023 and; (ii) a decrease of rental income of approximately $0.1 million, which is a result of two lease modifications in the fourth quarter of 2023.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our $5.0 million loan receivable to a tenant.
Fees and Reimbursables
Fees and reimbursables were relatively flat quarter over quarter.
Expenses
Property Expenses
Under certain circumstances we will pay for expenses on behalf of the tenant and the tenant is required to reimburse us. The expense and reimbursable amounts may differ due to timing. Property expenses were relatively flat quarter over quarter.
Depreciation and Amortization Expense
Depreciation and amortization increased slightly from: (i) the acquisition of one cultivation facility acquired in May 2024 and; (ii) approximately $15.4 million of improvements from our Missouri cultivation facility expansion project that was placed into service during 2024.
General and Administrative Expenses
The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to employees and officers of the Company and stock-based compensation awards. Payroll compensation, including gross payroll, employer taxes and employer 401K expenses, decreased by approximately $52 thousand during the three months ended June 30, 2024 due to an employee resignation. Stock-based compensation increased by approximately $58 thousand related to employee and officer annual 2024 stock-based compensation awards. These two offsetting items resulted in a relatively flat change quarter over quarter.
Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. For the three months ended June 30, 2024, professional fees were approximately $243 thousand compared to approximately $364 thousand for the three months ended June 30, 2023. The decrease was primarily related to lower legal fees.

Other General and Administrative Expenses
Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, reporting fees, corporate rent and various other expenses. Other general and administrative expenses were relatively flat quarter over quarter.
Provision for Current Expected Credit Loss
We used a discounted cash flow model to determine an expected credit loss on our loan receivable. For the three months ended June 30, 2024, we recorded a reduction in the provision for current expected credit loss of approximately $12 thousand, which reduced the allowance for credit loss to $140.6 thousand as of June 30, 2024.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income, decreased during the three months ended June 30, 2024 by approximately $127 thousand, to $81 thousand compared to $208 thousand for the three months ended June 30, 2023, primarily due to lower cash balances. We primarily used cash liquidity to pay dividends, fund our acquisition and fund building and tenant improvements. Refer to the "Summary of Cash Flows" for further information.
Interest Expense
Interest expense primarily related to interest on our credit facility. Interest expense remained relatively flat quarter over quarter.

Comparison of the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	Q2'24 vs Q2'23
Revenue:
Rental Income	$24,380	$22,340	$2,040
Interest Income from Loans	265	259	6
Fees and Reimbursables	418	193	225
Total Revenue	25,063	22,792	2,271

Expenses:
Property Expenses	50	150	(100)
Depreciation and Amortization Expense	7,194	7,130	64
General and Administrative Expenses:
Compensation Expense	2,385	2,277	108
Professional Fees	645	686	(41)
Other General and Administrative Expenses	873	920	(47)
Total General and Administrative Expenses	3,903	3,883	20

Total Expenses	11,147	11,163	(16)

Provision for Current Expected Credit Loss	26	—	26
Income From Operations	13,942	11,629	2,313

Other Income (Expense):
Other Income	181	428	(247)
Interest Expense	(211)	(189)	(22)
Total Other Income (Expense)	(30)	239	(269)

Net Income	13,912	11,868	2,044

Net Income Attributable to Noncontrolling Interests	(247)	(203)	(44)

Net Income Attributable to Common Stockholders	$13,665	$11,665	$2,000
Revenues
Rental Income
Rental income for the six months ended June 30, 2024 increased by approximately $2.0 million to approximately $24.4 million, compared to approximately $22.3 million for the six months ended June 30, 2023. The increase in rental income was primarily attributable to:
•Approximately two months of rental income from the purchase of a cultivation facility in Connecticut in May 2024, which generated approximately $0.1 million of rental income during the six months ended June 30, 2024.
•Funding of building and tenant improvements at our Arizona and Missouri cultivation facilities, which generated approximately $1.0 million of additional rental income during the six months ended June 30,

2024. The additional rental income from our Missouri cultivation facility was derived from the expansion and development of the adjacent land parcel we acquired during the first quarter of 2023.
•Annual escalations on our portfolio, which generated an increase of approximately $0.5 million of rental income during the six months ended June 30, 2024.
•Rental income collected from one tenant during the six months ended June 30, 2024 that was non-performing during the six months ended June 30, 2023, which resulted in an approximately $0.7 million increase in rental income when compared to the six months ended June 30, 2023.
•These increases were offset by: (i) a decrease of rental income of approximately $0.1 million related to the sale of a cultivation facility in Massachusetts in October 2023 and; (ii) a decrease of rental income of approximately $0.1 million, which is a result of two lease modifications in the fourth quarter of 2023.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our $5.0 million loan receivable to a tenant.
Expenses
Property Expenses
For the six months ended June 30, 2024, property expenses decreased by approximately $100 thousand to approximately $50 thousand compared to approximately $150 thousand for the six months ended June 30, 2023. In certain cases, we will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse us which can differ due to timing. The expense and reimbursable amounts may also differ due to timing.
Depreciation and Amortization Expense
Depreciation and amortization expense increased slightly from: (i) the acquisition of one cultivation facility acquired in May 2024 and; (ii) approximately $15.4 million of improvements from our Missouri cultivation facility expansion project that was placed into service during 2024.
General and Administrative Expenses
The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to employees and officers of the Company and stock-based compensation awards. Compensation expense increased by approximately $0.1 million during the six months ended June 30, 2024 to approximately $2.4 million compared to approximately $2.3 million for the six months ended June 30, 2023. The increase was primarily due to an increase in compensation awards granted to certain officers and employees of the Company.
Professional Fees
Professional fees for the six months ended June 30, 2024 remained relatively flat compared to the six months ended June 30, 2023.
Other General and Administrative Expenses
Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees and various other expenses. Other general and administrative expenses for the six months ended June 30, 2024 remained relatively flat compared to the six months ended June 30, 2023.

Provision for Current Expected Credit Loss
We used a discounted cash flow model to determine an expected credit loss on our loan receivable. For the six months ended June 30, 2024, we recorded a reduction in the provision for current expected credit loss of approximately $26 thousand which reduced the allowance for credit loss to $140.6 thousand as of June 30, 2024.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income, decreased during the six months ended June 30, 2024 by approximately $0.2 million, to $0.2 million compared to $0.4 million for the six months ended June 30, 2023, primarily due to lower cash balances. We primarily used cash liquidity to pay dividends, fund our acquisition and fund building and tenant improvements. Refer to the "Summary of Cash Flows" for further information.
Interest Expense
Interest expense primarily related to interest on our credit facility. Interest expense remained relatively flat during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income Attributable to Common Stockholders	$6,796	$5,797	$13,665	$11,665
Net Income Attributable to Noncontrolling Interests	122	101	247	203
Net Income	6,918	5,898	13,912	11,868

Adjustments:
Real Estate Depreciation and Amortization	3,622	3,568	7,185	7,130
FFO Attributable to Common Stockholders - Diluted	10,540	9,466	21,097	18,998
Provision for Current Expected Credit Loss	(12)	—	(26)	—
Stock-Based Compensation	424	373	774	681
Non-cash Interest Expense	67	73	135	140
Amortization of Straight-line Rent Expense	—	—	(1)	—
AFFO Attributable to Common Stockholders - Diluted	$11,019	$9,912	$21,979	$19,819
Liquidity and Capital Resources
Our cash requirements include the payment of dividends to our shareholders, distributions to our holders of OP Units ("OP Unitholders"), general and administrative expenses, debt service, other expenses related to managing our existing portfolio as well as acquisition and unfunded tenant commitments. The sources of liquidity to fund these cash requirements include rental revenue from the leasing of our properties, which is our primary source of cash flows, borrowings under our Revolving Credit Facility and equity and debt issuances, including issuance of common stock under our ATM Program, if markets permit. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction.
As of June 30, 2024, we had $103.1 million of liquidity comprised of $20.7 million of cash and cash equivalents and $82.4 million available on our $90.0 million Revolving Credit Facility, subject to sufficient collateral in the borrowing base. Additionally, the ATM Program allows us to issue equity to raise capital up to $50.0 million. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
The challenges posed by the increase in interest rates and inflation could adversely impact our cash flow from continuing operations but we expect that cash flow from continuing operations over the next twelve months, together with cash on hand, will be adequate to fund our business operations, cash dividends to our shareholders, distributions to our OP Unitholders and debt service. Acquisitions and unfunded building and tenant improvement costs may require funding from borrowings, equity issuance and/or issuance of OP Units.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net Cash Provided by Operating Activities	$21,759	$18,214
Net Cash Used in Investing Activities	$(15,364)	$(3,346)
Net Cash Used in Financing Activities	$(11,551)	$(19,386)
Cash and Cash Equivalents - End of Period	$20,687	$40,674

Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 were approximately $21.8 million and $18.2 million, respectively. Net cash flows provided by operating activities for the six months ended June 30, 2024 and 2023 were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the six months ended June 30, 2024 and 2023 were approximately $15.4 million and $3.3 million, respectively. Net cash used in investing activities for the six months ended June 30, 2024 related to approximately $4.0 million used to purchase a cultivation facility in Connecticut and approximately $11.4 million used to fund building and tenant improvements at our cultivation facilities in Arizona and Missouri. Net cash used in investing activities for the six months ended June 30, 2023 related to $350.0 thousand used to purchase an adjacent parcel of land by an existing cultivation facility in Missouri and approximately $3.0 million used to fund building and tenant improvements at our cultivation facilities in Arizona and Missouri.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the six months ended June 30, 2024 and six months ended June 30, 2023 were approximately $11.6 million and $19.4 million, respectively. Net cash used in financing activities for the six months ended June 30, 2024, was mainly related to approximately $17.0 million in dividend payments to holders of our common stock and dividend payments on vested RSUs, as well as distributions to OP Unitholders and $1.0 million to pay down our loan payable. These cash outflows were offset by a cash inflow of $6.6 million from a draw on our Revolving Credit Facility. Net cash used in financing activities for the six months ended June 30, 2023, was mainly related to approximately $17.0 million in dividend payments to holders of our common stock and dividend payments on vested RSUs, as well as distributions to OP Units holders, $1.0 million to pay down our loan payable and approximately $1.3 million to buy back stock under the stock repurchase program.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the six months ended June 30, 2024, our board of directors approved, and we declared, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, we authorized distributions on our OP Units of $0.84 per share. During the six months ended June 30, 2023, our board of directors approved, and we declared, and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our OP Units totaling $0.78 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of June 30, 2024, we had aggregate unfunded commitments of $15.8 million to develop and improve our existing cultivation facilities in Arizona, Connecticut, Missouri, and Pennsylvania.

Corporate Office Lease
As of June 30, 2024, we were the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year four. The office lease has a remaining weighted average term of approximately 2.17 years.
Revolving Credit Facility
As of June 30, 2024, we had $7.6 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility. As of June 30, 2024, we had $7.6 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% through May 2025 and a floating rate thereafter. Therefore, if interest rates decrease, our required interest payments may exceed those based on current market rates. If interest rates remain higher for longer, our cost of financing will significantly increase when the Revolving Credit facility adjusts to a floating rate in May 2025. We may choose to mitigate such interest rate risk through the use of interest rate derivative instruments.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization has an expiration date of December 31, 2023. On September 15, 2023, the board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the program through December 31, 2024. The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended June 30, 2024. The remaining availability under the program as of June 30, 2024 was approximately $8.2 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2024, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: August 8, 2024	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)