Form 10-Q
period 2024-09-30
NewLake Capital Partners, Inc.
filed 2024-11-13
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 12, 2024 was 20,512,156.

NewLake Capital Partners, Inc.
FORM 10-Q
September 30, 2024
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets:
Real Estate
Land	$21,717	$21,397
Building and Improvements	408,548	390,911
Total Real Estate	430,265	412,308
Less Accumulated Depreciation	(41,417)	(31,999)
Net Real Estate	388,848	380,309
Cash and Cash Equivalents	19,833	25,843
In-Place Lease Intangible Assets, net	18,290	19,779
Loan Receivable, net (Current Expected Credit Loss of $128 and $167, respectively)	4,872	4,833
Other Assets	2,736	2,528
Total Assets	$434,579	$433,292

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,253	$1,117
Revolving Credit Facility	7,600	1,000
Loan Payable, net	—	1,000
Dividends and Distributions Payable	9,009	8,385
Security Deposits	8,995	8,616
Rent Received in Advance	668	990
Other Liabilities	130	227
Total Liabilities	27,655	21,335

Commitments and Contingencies

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,511,508 and 20,503,520 Shares Issued and Outstanding, respectively	205	205
Additional Paid-In Capital	446,466	445,289
Accumulated Deficit	(47,008)	(40,909)
Total Stockholders' Equity	399,663	404,585

Noncontrolling Interests	7,261	7,372
Total Equity	406,924	411,957

Total Liabilities and Equity	$434,579	$433,292
The accompanying notes are an integral part of the unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Rental Income	$12,276	$11,297	$36,657	$33,637
Interest Income from Loans	134	131	399	390
Fees and Reimbursables	144	63	562	256
Total Revenue	12,554	11,491	37,618	34,283

Expenses:
Property Expenses	128	78	179	228
Depreciation and Amortization Expense	3,726	3,568	10,920	10,698
General and Administrative Expenses:
Compensation Expense	1,169	1,173	3,554	3,450
Professional Fees	475	300	1,120	986
Other General and Administrative Expenses	433	389	1,307	1,309
Total General and Administrative Expenses	2,077	1,862	5,981	5,745
Total Expenses	5,931	5,508	17,080	16,671

Provision for Current Expected Credit Loss	12	—	38	—

Income From Operations	6,635	5,983	20,576	17,612

Other Income (Expense):
Other Income	80	178	262	607
Interest Expense	(177)	(95)	(388)	(284)
Total Other Income (Expense)	(97)	83	(126)	323

Net Income	6,538	6,066	20,450	17,935

Net Income Attributable to Noncontrolling Interests	(116)	(108)	(363)	(312)

Net Income Attributable to Common Stockholders	$6,422	$5,958	$20,087	$17,623

Net Income Attributable to Common Stockholders Per Share - Basic	$0.31	$0.28	$0.98	$0.83

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.31	$0.28	$0.98	$0.83

Weighted Average Shares of Common Stock Outstanding - Basic	20,578,838	21,199,638	20,558,754	21,330,046

Weighted Average Shares of Common Stock Outstanding - Diluted	20,975,718	21,582,314	20,956,515	21,710,101
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of June 30, 2024	20,509,883	$205	$446,006	$(44,581)	$7,316	$408,946

Conversion of OP Units to Common Stock	942	—	19	—	(19)	—

Stock-Based Compensation	683	—	449	—	—	449

Dividends to Common Stock	—	—	—	(8,820)	—	(8,820)

Dividends on Restricted Stock Units	—	—	—	(29)	—	(29)

Distributions to OP Unitholders	—	—	—	—	(160)	(160)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(8)	—	8	—

Net Income	—	—	—	6,422	116	6,538

Balance as of September 30, 2024	20,511,508	$205	$446,466	$(47,008)	$7,261	$406,924

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of June 30, 2023	21,302,515	$213	$455,143	$(37,508)	$7,328	$425,176

Repurchase of Common Stock	(608,152)	(6)	(7,914)	—	—	(7,920)

Stock-Based Compensation	—	—	379	—	—	379

Dividends to Common Stock	—	—	—	(8,071)	—	(8,071)

Dividend Equivalents to Restricted Stock Units	—	—	—	(14)	—	(14)

Distributions to OP Unitholders	—	—	—	—	(146)	(146)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(77)	—	77	—

Net Income	—	—	—	5,958	108	6,066

Balance as of September 30, 2023	20,694,363	$207	$447,531	$(39,635)	$7,367	$415,470
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957

Conversion of Vested RSUs to Common Stock	6,363	—	—	—	—	—

Conversion of OP Units to Common Stock	942	—	19	—	(19)	—

Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(46)	—	—	(46)

Stock-Based Compensation	683	—	1,223	—	—	1,223

Dividends to Common Stock	—	—	—	(26,048)	—	(26,048)

Dividends on Restricted Stock Units	—	—	—	(138)	—	(138)

Distributions to OP Unitholders	—	—	—	—	(474)	(474)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(19)	—	19	—

Net Income	—	—	—	20,087	363	20,450

Balance as of September 30, 2024	20,511,508	$205	$446,466	$(47,008)	$7,261	$406,924

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2022	21,408,194	$214	$455,822	$(32,487)	$7,389	$430,938

Repurchase of Common Stock	(713,831)	(7)	(9,247)	—	—	(9,254)

Stock-Based Compensation	—	—	1,060	—	—	1,060

Dividends to Common Stock	—	—	—	(24,709)	—	(24,709)

Dividends on Restricted Stock Units	—	—	—	(62)	—	(62)

Distributions to OP Unitholders	—	—	—	—	(438)	(438)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(104)	—	104	—

Net Income	—	—	—	17,623	312	17,935

Balance as of September 30, 2023	20,694,363	$207	$447,531	$(39,635)	$7,367	$415,470
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net Income	$20,450	$17,935
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	1,223	1,060
Depreciation and Amortization Expense	10,920	10,698
Amortization of Debt Issuance Costs	202	201
Amortization of Debt Discount	—	10
Provision for Credit Loss	(38)	—
Non-Cash Lease Expense	(2)	—
Non-Cash Application of Rent Escrow	(299)	—
Non-Cash Application of Security Deposit	—	(945)
Changes in Assets and Liabilities
Other Assets	(123)	22
Accounts Payable and Accrued Expenses	128	(659)
Security Deposits	677	510
Rent Received in Advance	(322)	(468)
Other Liabilities	(96)	(761)
Net Cash Provided by Operating Activities	32,720	27,603

Cash Flows from Investing Activities:
Funding of Building and Tenant Improvements	(13,964)	(5,609)
Acquisition of Real Estate	(3,993)	(350)
Net Cash Used in Investing Activities	(17,957)	(5,959)

Cash Flows from Financing Activities:
Repurchase of Common Stock	—	(9,254)
Cash Paid for Taxes in Lieu of Issuance of Common Stock	(46)	—
Common Stock Dividends Paid	(25,430)	(24,987)
Restricted Stock Unit Dividends Paid	(143)	(65)
Distributions to OP Unitholders	(463)	(437)
Borrowings from Revolving Credit Facility	6,600	—
Principal Repayment on Loan Payable	(1,000)	(1,000)
Deferred Financing Costs	—	(28)
Deferred Offering Costs	(291)	—
Net Cash Used in Financing Activities	(20,773)	(35,771)

Net (Decrease) in Cash and Cash Equivalents	(6,010)	(14,127)
Cash and Cash Equivalents - Beginning of Period	25,843	45,192

Cash and Cash Equivalents - End of Period	$19,833	$31,065
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$195	$123
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,009	$8,231
Accrual for Deferred Offering Costs	$7	$—
Conversion of OP Units to Common Stock	$19	$—
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has: (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2024 and December 31, 2023, the assets and liabilities of the Company and the Operating Partnership were substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 3 - Real Estate
As of September 30, 2024, the Company owned 32 properties, located in 12 states. The following table presents the Company's real estate portfolio as of September 30, 2024 (in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(88)		$841
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,367)		8,424
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,305)		8,856
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(859)		12,720
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,963	12,315	15,278	(916)		14,362
C3 Industries		Connecticut	Cultivation	321	4,272	4,593	(42)	(3)	4,551
C3 Industries		Missouri	Cultivation	948	28,069	29,017	(958)		28,059
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(2,170)	(3)	29,843
Cannabist	(2)	California	Dispensary	1,082	2,692	3,774	(305)		3,469
Cannabist	(2)	Illinois	Dispensary	162	1,053	1,215	(115)		1,100
Cannabist	(2)	Illinois	Cultivation	801	10,560	11,361	(1,167)		10,194
Cannabist	(2)	Massachusetts	Dispensary	108	2,212	2,320	(270)		2,050
Cannabist	(2)	Massachusetts	Cultivation	1,136	12,690	13,826	(1,887)		11,939
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(6,815)		43,917
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(324)		2,608
Curaleaf		Florida	Cultivation	388	75,595	75,983	(7,992)		67,991
Curaleaf		Illinois	Dispensary	69	525	594	(65)		529
Curaleaf		Illinois	Dispensary	65	959	1,024	(122)		902
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(140)		1,594
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(371)		2,982
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(168)		2,006
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(393)		2,969
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(164)		1,754
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(242)		1,985
Greenlight		Arkansas	Dispensary	238	1,919	2,157	(232)		1,925
Mint		Arizona	Cultivation	2,400	18,610	21,010	—	(3)	21,010
Organic Remedies		Missouri	Cultivation	204	20,897	21,101	(2,993)		18,108
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(364)		1,748
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(70)		1,480
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(140)		1,175
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(3,977)		38,883
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(5,396)		38,874
Total Real Estate(4)				$21,717	$408,548	$430,265	$(41,417)		$388,848
(1) Includes construction in progress in the amount of $21.2 million that had been funded as of September 30, 2024.
(2) This tenant was formerly known as Columbia Care.
(3) A portion of this investment is currently under development or undergoing building or tenant improvements. Once the development or improvements are completed and placed-in service, the Company will begin depreciating the applicable part of the property.
(4) At times, numbers in this table may differ due to rounding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
The following table presents the real estate acquisition for the nine months ended September 30, 2024 (in thousands):

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
Real Estate Commitments
2024 Improvement Allowances
For the nine months ended September 30, 2024, the Company funded approximately $14.0 million towards its' committed improvement allowances across four tenants. The following table presents the funded commitments and the remaining unfunded commitments for the nine months ended September 30, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date		Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022		$750	$—
C3 Industries	Connecticut	Cultivation	May 7, 2024		600	11,424
C3 Industries	Missouri	Cultivation	March 3, 2023	(1)	8,826	—
Mint	Arizona	Cultivation	June 24, 2021		3,788	800	(2)
Total					$13,964	$12,224
(1) Funded commitments and unfunded commitments relate to the Missouri cultivation facility expansion project.
(2) Effective June 6, 2024, the lease agreement was amended to include an additional commitment of approximately $800 thousand.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 3 - Real Estate (continued)

2023 Improvement Allowances
For the year ended December 31, 2023, the Company funded approximately $14.4 million towards its' committed improvement allowances across four tenants. The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	$—	$750
C3 Industries	Missouri	Cultivation	April 1, 2022	7,858	8,826
Calypso	Pennsylvania	Cultivation	August 5, 2022	2,013	987	(1)
Mint	Arizona	Cultivation	June 24, 2021	4,281	3,788	(2)
Organic Remedies	Missouri	Cultivation	December 20, 2021	282	—
Total				$14,434	$14,351
(1) As of September 30, 2024, the Company's obligation to fund the remaining improvement allowance was suspended until all outstanding rent is paid and the escrow deposit is replenished.
(2) Effective June 1, 2023, the lease agreement was amended to include an additional commitment of approximately $6.5 million.
Construction in Progress
As of September 30, 2024 and December 31, 2023, funded commitments recorded in Construction in Progress ("CIP") were $21.2 million and $24.2 million, respectively, and are classified in "Buildings and Improvements" in the accompanying consolidated balance sheets.
2024 Construction in Progress

The following table presents the CIP balance as of September 30, 2024 (in thousands):

Tenant	State	Site Type	CIP Balance(1)
C3 Industries	Connecticut	Cultivation	$600
Calypso	Pennsylvania	Cultivation	2,013
Mint	Arizona	Cultivation	18,610
Total			$21,223
(1) These properties were under development or undergoing building or tenant improvements as of September 30, 2024. Once the development or the improvements are completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 3 - Real Estate (continued)
2023 Construction in Progress
The following table presents the CIP balance as of December 31, 2023 (in thousands):

Tenant	State	Site Type	CIP Balance(1)
C3 Industries	Missouri	Cultivation	$7,324
Calypso	Pennsylvania	Cultivation	2,013
Mint	Arizona	Cultivation	14,822
Total			$24,159
(1) These properties were under development or improvement as of December 31, 2023. Once the development or the improvements are completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.
Disposal of Real Estate
2024 Dispositions
There were no sales of real estate property investments during the nine months ended September 30, 2024.
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
In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of September 30, 2024 (in thousands):

Year	Amortization Expense
2024 (three months ending December 31, 2024)	$497
2025	1,985
2026	1,985
2027	1,985
2028	1,985
Thereafter	9,853
Total	$18,290
Depreciation and Amortization
For the three months ended September 30, 2024 and 2023, depreciation expense on the Company's real estate assets was approximately $3.2 million and $3.1 million, respectively. Depreciation expense on the Company's real

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 3 - Real Estate (continued)
estate assets for the nine months ended September 30, 2024 and 2023, was approximately $9.4 million and $9.2 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended September 30, 2024 and 2023. Amortization of the Company’s acquired in-place lease intangible assets was approximately $1.5 million for both the nine months ended September 30, 2024 and 2023. The acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 9.48 years.
Impairment
The Company did not identify any situations in its review of tenant activities and changes in the business condition of all of its properties that would require the recognition of an impairment loss. Accordingly, the Company did not record an impairment loss for the three months ended September 30, 2024 and September 30, 2023, respectively.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended September 30, 2024 and 2023, the reimbursable revenues were $93.7 thousand and $14.5 thousand, respectively. For the nine months ended September 30, 2024, and 2023 the reimbursable revenues were $411.9 thousand, and $111.9 thousand, respectively. Reimbursable expenses are classified as "Property Expenses" in the accompanying consolidated statements of operations.
The Company's tenants operate in the cannabis industry. All of the Company's leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain leases of the Company also contain an improvement allowance, which is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if all the improvement allowance has been funded, even if there are still unfunded commitments. Improvement allowances also contains annual increases which generally increase at the same rate as base rent, per the lease agreement.
Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. During the fourth quarter of 2023, the Company granted Calypso a purchase option to purchase the leased property and during the first quarter of 2024, the tenant was out of compliance with certain provisions of the lease and as a result the purchase option was terminated. As of September 30, 2024, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029, provided certain conditions. As of September 30, 2024, the Company's gross investment in these two properties was approximately $6.3 million.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 4 - Leases (continued)
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of September 30, 2024 (in thousands):

Year	Contractual Minimum Rent(1)
2024 (three months ending December 31, 2024)	$12,807
2025	52,649
2026	55,044
2027	56,475
2028	57,944
Thereafter	577,041
Total	$811,960
(1) The table includes future contractual minimum rent from two non-performing tenants since their lease's remained in effect and had not been modified or terminated as of September 30, 2024.
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of September 30, 2024 and December 31, 2023, the Company owned 32 and 31 properties, respectively, leased to 13 tenants across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, excluding revenue reimbursables, for each of the periods presented:

For the Three Months Ended September 30,
2024				2023
Tenant		Number of Leases	Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)(2)
Curaleaf		10	23%	Curaleaf		10	25%
Cresco Labs		1	14%	Cresco Labs		1	14%
Trulieve		1	11%	Trulieve		1	12%
Cannabist	(3)	5	9%	Cannabist	(3)	5	9%
C3 Industries		2	8%	Calypso		1	8%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.
(2) Prior year presentation has been recalculated to exclude revenue reimburseables to conform to current year presentation.
(3) This tenant was formerly known as Columbia Care.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 4 - Leases (continued)

For the Nine Months Ended September 30,
2024				2023
Tenant		Number of Leases	Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)(2)
Curaleaf		10	23%	Curaleaf		10	25%
Cresco Labs		1	14%	Cresco Labs		1	14%
Trulieve		1	11%	Trulieve		1	12%
Cannabist	(3)	5	9%	Cannabist	(3)	5	9%
Calypso		1	7%	Calypso		1	8%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.
(2) Prior year presentation has been recalculated to exclude revenue reimbursables to conform to current year presentation.
(3) This tenant was formerly know as Columbia Care.
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, excluding reimbursable revenues, for each of the periods presented:

For the Three Months Ended September 30,
2024			2023
State	Number of Properties	Percentage of Rental Income(1)	State		Number of Properties	Percentage of Rental Income(1)
Pennsylvania	7	26%	Pennsylvania		7	28%
Florida	1	19%	Florida		1	20%
Illinois	7	18%	Illinois		7	19%
Missouri	2	11%	Massachusetts	(2)	6	12%
Massachusetts	5	11%	Missouri		2	9%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.
(2) Included in the number of properties and revenue is one Massachusetts property sold in October 2023.

For the Nine Months Ended September 30,
2024			2023
State	Number of Properties	Percentage of Rental Income(1)	State		Number of Properties	Percentage of Rental Income(1)
Pennsylvania	7	26%	Pennsylvania		7	28%
Florida	1	19%	Florida		1	20%
Illinois	7	18%	Illinois		7	19%
Massachusetts	5	12%	Massachusetts	(2)	6	12%
Missouri	2	11%	Missouri		2	8%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.
(2) Included in the number of properties and revenue is one Massachusetts property sold in October 2023.
Condition of Our Tenants
During the fourth quarter of 2023, the Company amended its leases with: a) Revolutionary Clinics as part of a restructuring of their business, their receipt of new third-party capital and new management, and b) Calypso in connection with their sale to Canvas Acquisition Corporation. Both tenants experienced recent operating

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 4 - Leases (continued)
challenges impacting their ability to pay rent as described below. The Company is currently in discussion with these tenants and have reserved all rights under the lease agreements.
Revolutionary Clinics
Revolutionary Clinics did not pay approximately 50% of the contractual rent from June 2024 through September 2024.
Calypso Enterprises
Calypso Enterprises did not pay its September 2024 contractual rent due under its lease agreement. The Company held an escrow deposit amounting to approximately six months of contractual rent payments. The Company applied approximately $299 thousand from this escrow deposit to cover the outstanding September 2024 rent. Additionally, in accordance with the lease agreement, the Company suspended its obligation to fund the remaining improvement allowance of approximately $987 thousand until all outstanding rent is paid and the escrow deposit is replenished.
As Lessee
Commencing on June 1, 2022, the Company entered into a four year lease agreement, subject to annual escalations, which includes the option to extend the lease for a single three year period. The annual rent payments range from approximately $72.0 thousand in year one to approximately $85.0 thousand in year four. The one office lease qualifies under the right-of-use ("ROU") model. Upon entering into the lease in June 2022, the Company recorded a ROU asset of $273 thousand which is classified in “Other Assets” and a lease liability, which is classified in "Other Liabilities" in the accompanying consolidated balance sheets. The ROU balance as of September 30, 2024 and December 31, 2023, were approximately $127.5 thousand and $177.4 thousand, respectively. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

The following table presents the future contractual rent obligations as lessee as of September 30, 2024 (in thousands):

Year	Contractual Base Rent
2024 (three months ended December 31, 2024)	$19
2025	77
2026	52
Total Minimum Lease Payments	$148
Less: Amount Discounted Using Incremental Borrowing Rate	$(13)
Total Lease Liability	$135
As of September 30, 2024, the weighted-average discount rate used to calculate the lease liability was 5.65% and the remaining lease term was 1.92 years.
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 5 – Loans Receivable (continued)
can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next five years, with a final maturity of June 30, 2031. The loan is cross defaulted with their lease agreement with the Company. As of September 30, 2024 and December 31, 2023, the loan earned interest at a rate of 10.72% and 10.48%, respectively, and the aggregate principal amount outstanding on the unsecured loan receivable as of September 30, 2024 and December 31, 2023, was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgement. The Company used a discounted cash flow analysis to determine the expected credit loss. The following table presents the CECL reserve for the three months ended September 30, 2024 (in thousands):

Period	Expected Credit Loss
CECL reserve as of June 30, 2024	$140.6
Adjustment to expected credit loss	(12.2)
CECL reserve as of September 30, 2024(1)	$128.4
(1) Included in "Loan Receivable, net" on the accompanying consolidated balance sheets.
The following table presents the CECL reserve for the nine months ended September 30, 2024 (in thousands):

Period	Expected Credit Loss
CECL reserve as of December 31, 2023	$166.7
Adjustment to expected credit loss	(38.3)
CECL reserve as of September 30, 2024(1)	$128.4
(1) Included in "Loan Receivable, net" on the accompanying consolidated balance sheets.
Note 6 – Financings
Loan Payable
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which was an independent third party from the tenant. The loan bore interest at a rate of 4.0% per annum. Principal on the loan was payable in annual installments of which $1.8 million and $1.0 million were paid in January 2022 and January 2023, respectively. On January 3, 2024, the Company made its final annual principal and interest payment of approximately $1.0 million.
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
September 30, 2024
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
As of September 30, 2024 and December 31, 2023, the Company had approximately $7.6 million and $1.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2024, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2024, the Company was in compliance with the terms of such covenants under the agreement.
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
Note 8 - Noncontrolling Interests
Noncontrolling interests represent the limited partnership interest ("LPI Units") in the Operating Partnership not held by the Company. Net income is allocated to noncontrolling interest is based on LPI Unitholders' ownership percentage in the Operating Partnership. As of September 30, 2024 and December 31, 2023 noncontrolling interests represented approximately 372,640 and 373,582 LPI Units, respectively, or 1.8% ownership interest in the Operating Partnership. Net income allocated to the Operating Partnership non-controlling interest for the three months ended September 30, 2024 and 2023 was $116 thousand and $108 thousand, respectively. Net income allocated to the Operating Partnership non-controlling interest for the nine months ended September 30, 2024 and 2023 was $363 thousand and $312 thousand million, respectively.
During the nine months ended September 30, 2024 and 2023 there were 942 and no LPI Units converted to common stock, respectively.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
other stock-based awards, and cash awards to enable the Company to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company.
Under the Plan, the total number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031.
Additionally, the Plan provides for the issuance of unrestricted common stock to directors who elect to receive their compensation in common stock rather than cash. During the nine months ended September 30, 2024, 683 shares of common stock were issued related to director compensation, As of September 30, 2024, there were approximately 1,788,250 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units (“PSUs”) .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, certain director RSUs that vest cannot be converted until the director separates from the Company. Total outstanding RSUs as of September 30, 2024 and 2023 were 139,499 and 106,820, respectively.
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the nine months ended September 30,:

	2024			2023
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	63,582		$13.92	29,255	$22.89
Granted	49,014		$17.40	59,031	$12.87
Forfeited	(740)		$15.19	—	$—
Vested	(40,610)	(1)	$12.64	(18,318)	$20.14
Balance at September 30,	71,246		$17.03	69,968	$15.15
(1) Vested shares are reported gross and include 2,846 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the nine months ended September 30,:

	2024			2023
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	36,852		$22.05	18,534	$23.93
Vested	40,610	(1)	$12.64	18,318	$20.14
Converted	(6,363)		$13.38	—	$—
Shares Withheld(2)	(2,846)		$13.38	—	$—
Balance at September 30,	68,253		$17.62	36,852	$22.05
(1) Vested shares are reported gross and include 2,846 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.
(2) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.
Each RSU represents the right to receive one share of common stock upon vesting. Upon vesting, each RSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the nine months ended September 30, 2024 and 2023, the Company paid $83.0 thousand and $35.3 thousand respectively, of accumulated dividends that became earned upon vesting of RSUs. Accrued unearned dividends on unvested RSUs as of September 30, 2024 and 2023, were $125,817 and $88,756, respectively.
The amortization of compensation costs for the RSU awards are classified in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million for both the three months ended September 30, 2024 and 2023, respectively. The amortization of compensation costs for the RSU awards amounted to approximately $0.6 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. The remaining unrecognized compensation cost of approximately $0.8 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.2 years as of September 30, 2024.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
PSUs are granted to officers and certain employees of the Company. Total outstanding PSUs as of September 30, 2024 and 2023, were 159,522 and 121,858, respectively.
The following table sets forth the Company's unvested PSU activity for the nine months ended September 30,:

	2024		2023
	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	103,000	$17.18	66,841	$24.04
Granted	56,522	$17.30	55,017	$11.23
Balance at September 30,	159,522	$17.22	121,858	$18.26
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
Each PSU represents the right to receive one share of common stock upon vesting. Upon vesting, each PSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the performance period. If PSUs do not meet the performance hurdles and are cancelled, no dividends are paid on the cancelled units. During the nine months ended September 30, 2024 and 2023, no PSUs vested and therefore the Company did not pay any dividends. Unearned dividends on unvested PSUs as of September 30, 2024 and 2023, were $448,273 and $259,546, respectively.
The amortization of compensation costs for the PSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million for both the three months ended September 30, 2024 and 2023. The amortization of compensation costs for the PSU awards

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 9 - Stock Based Compensation (continued)
amounted to approximately $0.7 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. The remaining unrecognized compensation cost of approximately $1.1 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.8 years as of September 30, 2024.
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of September 30, 2024 and 2023, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of September 30, 2024 and 2023, 602,392 warrants were fully exercisable.
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
Note 11 - Stockholders' Equity
Preferred Stock
As of September 30, 2024 and December 31, 2023, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of preferred stock outstanding.
Common Stock
As of September 30, 2024 and December 31, 2023, the Company had 400,000,000 shares of common stock authorized and 20,511,508 and 20,503,520 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
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
September 30, 2024
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
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, pursuant to the stock repurchase plan, the Company acquired 713,831 shares of common stock with an average purchase price, including commissions, of $12.96, totaling approximately $9.3 million. The remaining availability under the stock repurchase program as of September 30, 2024, was approximately $8.2 million.
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
As of September 30, 2024, no shares of common stock had been issued under the At-the-Market Equity Program ("ATM Program").
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our OP Units declared by the Company during the nine months ended September 30, 2024 and 2023:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 8, 2024	March 29, 2024	January 1, 2024 to March 31, 2024	April 15, 2024	$0.41
June 12, 2024	June 28, 2024	April 1, 2024 to June 30, 2024	July 15, 2024	$0.43
September 12, 2024	September 30, 2024	July 1, 2024 to September 30, 2024	October 15, 2024	$0.43
Total				$1.27

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 11 - Stockholders' Equity (continued)

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 7, 2023	March 31, 2023	January 1, 2023 to March 31, 2023	April 14, 2023	$0.39
June 15, 2023	June 30, 2023	April 1, 2023 to June 30, 2023	July 14, 2023	$0.39
September 15, 2023	September 29, 2023	July 1, 2023 to September 30, 2023	October 13, 2023	$0.39
Total				$1.17
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net Income Attributable to Common Stockholders	$6,422	$5,958	$20,087	$17,623
Add: Net Income Attributable to Noncontrolling Interest	116	108	363	312
Net Income	$6,538	$6,066	$20,450	$17,935

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,578,838	21,199,638	20,558,754	21,330,046
Weighted Average Dilutive Effect of OP Units	373,459	373,582	373,540	373,582
Dilutive Effect of Unvested Restricted Stock Units	23,421	9,094	24,221	6,473
Weighted Average Shares of Common Stock - Diluted	20,975,718	21,582,314	20,956,515	21,710,101

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.31	$0.28	$0.98	$0.83
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.31	$0.28	$0.98	$0.83
During the three and nine months ended September 30, 2024 and 2023, the effect of including OP Units and unvested RSUs were included in the Company's calculation of weighted average shares of common stock outstanding - dilutive. During the three and nine months ended September 30, 2024 and 2023, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted as their inclusion would have been anti-dilutive. During the three and nine months ended September 30, 2024 and 2023, the Company did not include the effect of 159,522 and 121,858 outstanding PSUs, respectively, in the calculation of earnings per share. The effect of the outstanding PSUs were not included in the calculation of diluted earnings per share because it is uncertain the market condition for the PSUs would have been met as of September 30, 2024 and September 30, 2023.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
The following table presents the carrying value and estimated fair value of financial instruments at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note Receivable(1)	$4,872	$4,839	$4,833	$4,748
Revolving Credit Facility(2)	$7,600	$7,443	$1,000	$968
Loan Payable(2)(3)	$—	$—	$1,000	$992
(1) The fair value measurement of the $5.0 million Note Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of September 30, 2024 and December 31, 2023, reflects the provision for current expected credit loss of $128.4 thousand and $166.7 thousand, respectively.
(2) The fair value of the Company's Revolving Credit Facility and Loan Payable are based on observable inputs, and as such, are classified as Level 2.
(3) The Company made its final installment payment on its loan payable on January 3, 2024.
As of September 30, 2024 and December 31, 2023, the Company’s investment in warrants was valued based on the initial investment, less impairment. The Company determined the investment was not impaired as of September 30, 2024 and December 31, 2023. Since these securities are not actively traded, the Company will apply valuation adjustments if and when such indicators become available. As such, these securities are carried at    cost and are classified as Level 3 of the fair value hierarchy.

As of September 30, 2024 and December 31, 2023, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.

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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 14 - Income Taxes (continued)

Taxable REIT Subsidiaries

In October 2023, the Company elected to treat a domestic subsidiary as a TRS. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the three and nine months ended September 30, 2024, the TRS had limited activity and did not generate taxable income.
Note 15 - Commitments and Contingencies
As of September 30, 2024, the Company had aggregate unfunded commitments to invest approximately $12.2 million to develop and improve our existing cultivation facilities in Arizona and Connecticut. Refer to Note 3 - "Real Estate" for further details on the Company's commitments. Refer to Note 16 - “Subsequent Events” for details on commitments the Company funded after September 30, 2024.
As of September 30, 2024 the Company is the lessee under one office lease. Refer to Note 4 - "Leases" for further information.
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
The Company may from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. Though the results of any such proceedings, claims, inquiries, and investigations may not be predicted with certainty, the Company does not believe that the final outcome of any such matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations.

Note 16 - Subsequent Events
Funded Commitments
Subsequent to September 30, 2024, the Company funded approximately $0.4 million of improvements for its cultivation facility in Connecticut.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION
NewLake Capital Partners, Inc. ("the Company," "we," "our," "us,") makes statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations, adjusted funds from operations, anticipated market conditions, demographics, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “continue,” "remain," “could,” “expect,” “may,” “will,” “should,” “would,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimates,” “forecast,” “project,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
As of September 30, 2024, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities.
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
For the nine months ended September 30, 2024, all of our rental income was derived from triple-net leases to 13 tenants. Our leases include a parent or other affiliate guarantee and obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities. Our rental income is, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the cannabis industry. Changes in current state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties. Further, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We own 32 properties, leased to 13 tenants. As of September 30, 2024, all of our tenants are performing under their lease agreement with the exception of two tenants discussed below.
Condition of Our Tenants
During the fourth quarter of 2023, we amended our leases with: a) Revolutionary Clinics as part of a restructuring of their business, their receipt of new third-party capital and new management, and b) Calypso in connection with their sale to Canvas Acquisition Corporation. Both tenants experienced recent operating challenges impacting their ability to pay rent as described below. We are currently in discussion with these tenants and have reserved all rights under the lease agreements.
Revolutionary Clinics
Revolutionary Clinics did not pay approximately 50% of the contractual rent from June 2024 through October 2024.
Calypso Enterprises
Calypso Enterprises did not pay its September and October 2024 contractual rent due under its lease agreement. We held an escrow deposit amounting to approximately six months of Calypso Enterprises' contractual rent payments and we applied approximately $299 thousand from this escrow deposit to cover the outstanding September 2024 rent. Additionally, in accordance with the lease agreement, we have suspended our obligation to fund the remaining improvement allowance of approximately $987 thousand until all outstanding rent is paid and the escrow deposit is replenished.
Financial Markets Update
During the nine months ended September 30, 2024, financial markets generally showed a measure of stability, yet they continued to be shadowed by lingering risks from the prior year. However, in September 2024, the Federal Reserve cut interest rates by 50 basis points. This decision reflects the central bank’s commitment to stimulate economic growth and activity. Before the rate cut, the central bank was focused on combating inflation, with interest rates at their highest levels in over twenty years. For U.S. corporations, this high interest rate scenario led to increased pressure on the cost of capital. Even with the interest rate cut in the latter part of 2024, interest rates remain high, and businesses still face challenges due to constricted access to capital. Consequently, the availability and cost of capital for both us and our tenants remains high, necessitating the adoption of judicious financial management strategies
On May 21, 2024, the Justice Department published a Notice of Proposed Rulemaking in the Federal Register for the Drug Enforcement Administration (“DEA”) to reschedule marijuana from Schedule I of the Controlled Substances Act (“CSA”), a list of completely prohibited drugs, to Schedule III, which includes prescription medications such as ketamine, Tylenol with codeine, and anabolic steroids. The proposed rule is based on an August 2023 recommendation by the Department of Health and Human Services (“HHS”). The comment period concluded on July 22, 2024, and the DEA is currently reviewing over 43,000 comments that were submitted in considering a final rule.

The DEA public hearing initially scheduled for December 2, 2024, to discuss the proposed rescheduling of cannabis has been postponed to early next year. President-Elect Trump has openly supported rescheduling and banking rights for the cannabis industry, which we believe is a positive sign. However, the timing and implementation of a final rule, if any, will depend on President-Elect Trump's appointment of Attorney General.
In summary, while we believe the rescheduling announcement represents a significant milestone, it is just one step in a lengthy process that will likely take many more months before a final rule is issued. Although moving marijuana to Schedule III should facilitate medical research and provide a financial boost to the cannabis industry, it will leave federal law largely unchanged.
Inflation and Supply Chain Constraints
While inflation has begun to subside, it continues to trend higher than in prior periods, which may be negatively impacting some of our tenants. The annual inflation rate for the United States was 2.4% for the 12 months ended September 2024. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects.

Ongoing labor shortages, global supply chain issues, and geopolitical tensions continue to adversely impact costs and timing for the completion of these development and redevelopment projects. These factors may result in cost overruns and delays in commencing operations for certain of our tenants’ projects.
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

Third Quarter 2024 Highlights
Investment Activity
Improvement Allowances
During the three months ended September 30, 2024, we funded approximately $2.6 million of improvement allowances to our cultivation facilities in Arizona, Connecticut, Missouri and Pennsylvania.
The following table presents the funded commitments and the unfunded commitments for the three months ended September 30, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date		Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022		$750	$—
C3 Industries	Connecticut	Cultivation	May 7, 2024		600	11,424
C3 Industries	Missouri	Cultivation	March 3, 2023	(1)	761	—
Mint	Arizona	Cultivation	June 24, 2021		482	800	(2)
Total					$2,593	$12,224
(1) Funded commitments and unfunded commitments relate to the Missouri cultivation facility expansion project.
(2) Effective June 6, 2024, the lease agreement was amended to include an additional commitment of $800 thousand.
Capital Market Activity
Dividends
On September 12, 2024, the Company’s Board of Directors declared a third quarter 2024 cash dividend of $0.43 per share of common stock, equivalent to an annualized dividend of $1.72 per share of common stock. The dividend was paid on October 15, 2024, to stockholders of record at the close of business on September 30, 2024.
Recent Developments
Funded Commitments
Subsequent to September 30, 2024, we funded approximately $0.4 million of improvements to our cultivation facility located in Connecticut.
Results of Operations
General
We derive substantially all our revenue from rents received from single tenants at each of our 32 properties under triple-net leases. As of September 30, 2024, we have low leverage on the portfolio with only $7.6 million outstanding under our Revolving Credit Facility and a low general and administrative expense with an annualized ratio of 1.5% of total assets.

Comparison of the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2024	2023	Q3'24 vs Q3'23
Revenue:
Rental Income	$12,276	$11,297	$979
Interest Income from Loans	134	131	3
Fees and Reimbursables	144	63	81
Total Revenue	12,554	11,491	1,063

Expenses:
Property Expenses	128	78	50
Depreciation and Amortization Expense	3,726	3,568	158
General and Administrative Expenses:
Compensation Expense	1,169	1,173	(4)
Professional Fees	475	300	175
Other General and Administrative Expenses	433	389	44
Total General and Administrative Expenses	2,077	1,862	215

Total Expenses	5,931	5,508	423

Provision for Current Expected Credit Loss	12	—	12
Income From Operations	6,635	5,983	652

Other Income (Expense):
Other Income	80	178	(98)
Interest Expense	(177)	(95)	(82)
Total Other Income (Expense)	(97)	83	(180)

Net Income	6,538	6,066	472

Net Income Attributable to Noncontrolling Interests	(116)	(108)	(8)

Net Income Attributable to Common Stockholders	$6,422	$5,958	$464
Revenues
Rental Income
Rental income for the three months ended September 30, 2024 increased by approximately $1.0 million to approximately $12.3 million, compared to approximately $11.3 million for the three months ended September 30, 2023. The increase in rental income was mainly attributable to:
•Three months of rental income from the purchase of a cultivation facility in Connecticut in May 2024, which generated approximately $0.1 million of rental income during the three months ended September 30, 2024.
•Funding of building and tenant improvements at our Arizona, Connecticut, Missouri and Pennsylvania cultivation facilities, which generated approximately $0.4 million of additional rental income during the three months ended

September 30, 2024. The additional rental income from our Missouri cultivation facility was derived from the expansion and development of the adjacent land parcel we acquired during the first quarter of 2023.
•Annual rent escalations on our portfolio, which generated an increase of approximately $0.6 million of rental income during the three months ended September 30, 2024.
•In the third quarter of 2024, we collected approximately 50% of the contractual rent from Revolutionary Clinics. In contrast, they did not pay any rent in the third quarter of 2023. During that period, we applied $315 thousand of their security deposit towards the owed amount. This resulted in an increase of approximately $0.1 million in rental income when compared to the three months ended September 30, 2023.
•These increases were offset by: (i) a decrease in rental income of approximately $0.1 million related to the sale of a cultivation facility in Massachusetts in October 2023; and (ii) a decrease in rental income of approximately $0.1 million, which is a result of one lease modification for one of our cultivation facilities located in Pennsylvania, in the fourth quarter of 2023.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our one loan receivable.
Fees and Reimbursables
Fees and reimbursables increased slightly due to timing of revenue reimbursements quarter over quarter.
Expenses
Property Expenses
Under certain circumstances we will pay for expenses on behalf of the tenant and the tenant is required to reimburse us. The expense and reimbursable amounts may differ due to timing. Property expenses were relatively flat quarter over quarter.
Depreciation and Amortization Expense
Depreciation and amortization increased slightly from: (i) the acquisition of one cultivation facility acquired in May 2024; (ii) approximately $16.2 million of improvements from our Missouri cultivation facility expansion project that were placed into service during 2024; and (iii) $0.8 million of improvements from our Pennsylvania cultivation facility that were placed into service during 2024.
General and Administrative Expenses
The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to employees and officers of the Company and stock-based compensation awards. The change was relatively flat quarter over quarter.
Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. For the three months ended September 30, 2024, professional fees were approximately $475 thousand compared to approximately $300 thousand for the three months ended September 30, 2023. The increase was primarily driven by higher legal fees incurred during the third quarter of 2024.

Other General and Administrative Expenses
Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses. Other general and administrative expenses were relatively flat quarter over quarter.
Provision for Current Expected Credit Loss
We used a discounted cash flow model to determine an expected credit loss on our loan receivable. For the three months ended September 30, 2024, we recorded a reduction in the provision for current expected credit loss of approximately $12 thousand, which reduced the allowance for credit loss to approximately $128.4 thousand as of September 30, 2024.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income, decreased during the three months ended September 30, 2024 by approximately $98 thousand, to $80 thousand compared to $178 thousand for the three months ended September 30, 2023, due to lower cash balances. We primarily used cash liquidity to pay dividends and fund improvement allowances. Refer to the "Summary of Cash Flows" for further information.
Interest Expense
Interest expense mainly relates to our revolving credit facility. For the three months ended September 30, 2024, interest expense increased by approximately $0.1 million, to approximately $0.2 million compared $0.1 million in the same period of 2023. The increase was due to a higher outstanding balance on our revolving credit facility.

Comparison of the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	Q3'24 vs Q3'23
Revenue:
Rental Income	$36,657	$33,637	$3,020
Interest Income from Loans	399	390	9
Fees and Reimbursables	562	256	306
Total Revenue	37,618	34,283	3,335

Expenses:
Property Expenses	179	228	(49)
Depreciation and Amortization Expense	10,920	10,698	222
General and Administrative Expenses:
Compensation Expense	3,554	3,450	104
Professional Fees	1,120	986	134
Other General and Administrative Expenses	1,307	1,309	(2)
Total General and Administrative Expenses	5,981	5,745	236

Total Expenses	17,080	16,671	409

Provision for Current Expected Credit Loss	38	—	38
Income From Operations	20,576	17,612	2,964

Other Income (Expense):
Other Income	262	607	(345)
Interest Expense	(388)	(284)	(104)
Total Other Income (Expense)	(126)	323	(449)

Net Income	20,450	17,935	2,515

Net Income Attributable to Noncontrolling Interests	(363)	(312)	(51)

Net Income Attributable to Common Stockholders	$20,087	$17,623	$2,464
Revenues
Rental Income
Rental income for the nine months ended September 30, 2024 increased by approximately $3.0 million to approximately $36.7 million, compared to approximately $33.6 million for the nine months ended September 30, 2023. The increase in rental income was primarily attributable to:
•Approximately five months of rental income from the purchase of a cultivation facility in Connecticut in May 2024, which generated approximately $0.2 million of rental income during the nine months ended September 30, 2024.
•During the nine months ended September 30, 2024, we earned an additional two months of rental income from the acquisition and development of the adjacent parcel of land for our Missouri cultivation facility, which we acquired in the first quarter of 2023. This resulted in an extra $0.1 million of rental income during the nine months ended September 30, 2024.
•Funding of improvement allowances at our Arizona, Connecticut, Missouri and Pennsylvania cultivation facilities, which generated approximately $1.4 million of additional rental income during the nine months ended September 30, 2024.
•Annual escalations on our portfolio, which generated an increase of approximately $1.1 million of rental income during the nine months ended September 30, 2024.
•For the nine months ended September 30, 2024, we received rental income from Revolutionary Clinics. However, starting in June 2024, we received only approximately 50% of the contractual rent. In contrast, they did not pay any rent for the same period in 2023. During that time, we applied $945 thousand of their security deposit toward the owed amount. This resulted in an increase of approximately $0.7 million in rental income during the nine months ended September 30, 2024.
•These increases were offset by: (i) a decrease of rental income of approximately $0.2 million related to the sale of a cultivation facility in Massachusetts in October 2023; and (ii) a decrease of rental income of approximately $0.3 million, which is a result of one lease modification for one of our cultivation facilities located in Pennsylvania in the fourth quarter of 2023.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our $5.0 million loan receivable to a tenant.
Fees and Reimbursables
Fees and reimbursables increased year over year due to timing of revenue reimbursements.
Expenses
Property Expenses
For the nine months ended September 30, 2024, property expenses decreased by approximately $49 thousand to approximately $179 thousand compared to approximately $228 thousand for the nine months ended September 30, 2023. In certain cases, we will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse us which can differ due to timing. The expense and reimbursable amounts may also differ due to timing.
Depreciation and Amortization Expense
Depreciation and amortization expense increased slightly from: (i) the acquisition of one cultivation facility acquired in May 2024; (ii) approximately $16.2 million of improvements from our Missouri cultivation facility expansion project that were placed into service during 2024; (iii) $0.8 million of improvements from our Pennsylvania cultivation facility that were placed into service during July 2024; and (iv) to a lesser extent, a full year of depreciation on approximately $0.2 million of improvements from our Missouri cultivation facility that were placed into service during June 2023.
General and Administrative Expenses
The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to employees and officers of the Company and stock-based compensation awards. Compensation expense increased by approximately $0.1 million during the nine months ended September 30, 2024 to approximately $3.6 million compared to approximately $3.5 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in compensation awards granted to certain officers and employees of the Company.

Professional Fees
Professional fees for the nine months ended September 30, 2024 were approximately $1.1 million compared to approximately $1.0 million for the nine months ended September 30, 2023. The increase was primarily driven by higher legal fees incurred during the 2024.
Other General and Administrative Expenses
Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses. Other general and administrative expenses for the nine months ended September 30, 2024 remained relatively flat compared to the nine months ended September 30, 2023.
Provision for Current Expected Credit Loss
We used a discounted cash flow model to determine an expected credit loss on our loan receivable. For the nine months ended September 30, 2024, we recorded a reduction in the provision for current expected credit loss of approximately $38 thousand, which reduced the allowance for credit loss to approximately $128.4 thousand as of September 30, 2024.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income, decreased during the nine months ended September 30, 2024 by approximately $0.3 million, to $0.3 million compared to $0.6 million for the nine months ended September 30, 2023, due to lower cash balances. We primarily used cash liquidity to pay dividends, fund our acquisition and fund improvement allowances. Refer to the "Summary of Cash Flows" for further information.
Interest Expense
Interest expense mainly relates to our revolving credit facility. For the nine months ended September 30, 2024, interest expense increased by approximately $0.1 million, to approximately $0.4 million compared to $0.3 million in the same period of 2023. The increase was due to a higher outstanding balance on our revolving credit facility.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income Attributable to Common Stockholders	$6,422	$5,958	$20,087	$17,623
Net Income Attributable to Noncontrolling Interests	116	108	363	312
Net Income	6,538	6,066	20,450	17,935

Adjustments:
Real Estate Depreciation and Amortization	3,722	3,568	10,907	10,698
FFO Attributable to Common Stockholders - Diluted	10,260	9,634	31,357	28,633
Provision for Current Expected Credit Loss	(12)	—	(38)	—
Stock-Based Compensation	449	379	1,223	1,060
Non-cash Interest Expense	67	71	202	211
Amortization of Straight-line Rent Expense	(1)	—	(2)	—
AFFO Attributable to Common Stockholders - Diluted	$10,763	$10,084	$32,742	$29,904
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
As of September 30, 2024, we had $102.2 million of liquidity comprised of $19.8 million of cash and cash equivalents and $82.4 million available on our $90.0 million Revolving Credit Facility, subject to sufficient collateral in the borrowing base. Additionally, the ATM Program allows us to issue equity to raise capital up to $50.0 million. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
Recently, the Federal Reserve eased its monetary policy by cutting the target range for the federal funds rate by 50 basis points to 4.75%-5% in September 2024. Despite this reduction, interest rates have not changed significantly. As of September, the annual inflation rate in the U.S. stands at 2.4% 2024. Consumer prices increased by 0.2% in September, indicating a relatively stable inflation environment. Nonetheless, challenges remain due to higher interest rates, and inflation that may adversely impact our cash flow from ongoing operations. We expect that our cash flow from continuing operations over the next twelve months, along with our cash reserves, will be sufficient to fund our business operations, pay cash dividends to our shareholders, make distributions on our OP Units, and cover debt service.
Acquisitions and unfunded improvement allowance costs may require funding from borrowings, equity issuance and/or issuance of OP Units.

Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net Cash Provided by Operating Activities	$32,720	$27,603
Net Cash Used in Investing Activities	$(17,957)	$(5,959)
Net Cash Used in Financing Activities	$(20,773)	$(35,771)
Cash and Cash Equivalents - End of Period	$19,833	$31,065
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 were approximately $32.7 million and $27.6 million, respectively. Net cash flows provided by operating activities for the nine months ended September 30, 2024 and 2023 were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 were approximately $18.0 million and $6.0 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2024 related to approximately $4.0 million used to purchase a cultivation facility in Connecticut and approximately $14.0 million used to fund improvement allowances at our cultivation facilities in Arizona, Connecticut, Missouri and Pennsylvania. Net cash used in investing activities for the nine months ended September 30, 2023 related to $350.0 thousand used to purchase an adjacent parcel of land by an existing cultivation facility in Missouri and approximately $5.6 million used to fund improvement allowances at our cultivation facilities in Arizona and Missouri.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 were approximately $20.8 million and $35.8 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2024, was mainly related to approximately $26.0 million in dividend payments to holders of our common stock and dividend payments on vested RSUs, as well as distributions on our OP Units, $1.0 million to pay down our loan payable and approximately $0.3 million of deferred offering costs incurred in connection with our ATM Program. These cash outflows were offset by a cash inflow of $6.6 million from draws on our Revolving Credit Facility. Net cash used in financing activities for the nine months ended September 30, 2023, was mainly related to approximately $25.5 million in dividend payments to holders of our common stock and dividend payments on vested RSUs, as well as distributions on our OP Units, $1.0 million to pay down our loan payable and approximately $9.3 million to buy back stock under the stock repurchase program.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the nine months ended September 30, 2024, our board of directors approved, and we declared, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, we authorized distributions on our OP Units of $1.27 per share. During the nine months ended September 30, 2023, our board of directors approved, and we declared, and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our OP Units totaling $1.17 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of September 30, 2024, we had aggregate unfunded commitments of $12.2 million to develop and improve our existing cultivation facilities in Arizona and Connecticut.
Corporate Office Lease
As of September 30, 2024, we were the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year four. The office lease has a remaining weighted average term of approximately 1.92 years.
Revolving Credit Facility
As of September 30, 2024, we had $7.6 million drawn on our Revolving Credit Facility which bears interest at a rate of 5.65% per annum.
Adoption of New or Revised Accounting Standards
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we: (i) are no longer an emerging growth company; or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility. As of September 30, 2024, we had $7.6 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% through May 2025 and a floating rate thereafter. Therefore, if interest rates decrease, our required interest payments may exceed those based on current market rates. If interest rates remain higher for longer, our cost of financing will significantly increase when the Revolving Credit facility adjusts to a floating rate in May 2025. We may choose to mitigate such interest rate risk through the use of interest rate derivative instruments.
Impact of Inflation
The U.S. economy has experienced an increase in inflation over the past two years. However, as of September 2024, the annual inflation rate has declined to approximately 2.4% from highs of 6.5% at the end of 2022. We enter into leases that generally provide for annual fixed increases in rent at a predetermined rate. In some instances, leases provide for annual increases in rent based on the increase in the Consumer Price Index ("CPI"). We expect these lease provisions to result in rent increases over time. However, during periods when inflation exceeds the rent increases stipulated in the leases, rent increases may not keep pace with the rate of inflation.
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
ITEM 4. CONTROLS AND PROCEDURES.
Our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed, (1) were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization had an expiration date of December 31, 2023. On September 15, 2023, our board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the Repurchase Program through December 31, 2024. The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended September 30, 2024. The remaining availability under the Repurchase Program as of September 30, 2024 was approximately $8.2 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2024, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: November 13, 2024	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)