Form 10-K
period 2024-12-31
NewLake Capital Partners, Inc.
filed 2025-03-06
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission file number 000-56327
NewLake Capital Partners, Inc.
(Exact name of registrant as specified in its charter)

Maryland	83-4400045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Locust Ave, First Floor, New Canaan CT 06840	203-594-1402
(Address of principal executive offices)	(Registrant’s Telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
Yes ☐        No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐          No ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $306,075,660 as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant's common stock outstanding on March 4, 2025 was 20,533,920.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

NewLake Capital Partners, Inc.
FORM 10-K
DECEMBER 31, 2024

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
•rates of defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;
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
As of December 31, 2024, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities. Our leases include a parent or other affiliate guarantee.
Our Investment Strategy
According to BDSA, legal cannabis sales in the U.S. totaled $29.5 billion in 2023. Sales for 2024 are expected to total $32.4 billion and reach $46 billion in 2028. As the regulated state-legal cannabis industry continues to expand, we believe it presents a compelling opportunity to invest in revenue-centric cultivation and dispensary real estate, which is mission-critical to the industry. This growth is expected to drive significant demand for real estate capital due to the industry's real estate-intensive nature and the limited availability of capital for operators, creating a unique market opportunity for us. Furthermore, we anticipate that acquisition opportunities will increase as more states legalize medical-use and adult-use cannabis and license new retail dispensaries and cultivation operations.
The federal status of cannabis has significantly limited state-licensed industry participants' access to the U.S. banking system and traditional financing sources. Due to this lack of access, our sale-leaseback transactions provide an attractive financing solution to state-licensed medical-use and adult-use cannabis retailers and cultivators. While future changes in federal and state laws may eventually open up new financing options, we believe these changes will take time, and our sale-leaseback solutions will remain appealing to industry participants.

We capitalize on this market opportunity by purchasing medical-use and adult-use retail cannabis dispensaries and cultivation facilities in states that permit such activities. We aim to provide long-term, single-tenant, triple-net sale-leaseback and build-to-suit transactions, including property acquisitions and capital for tenant development and expansion.

Our target markets are states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. States with licensing limitations and rigorous requirements present more attractive investment opportunities due to better-capitalized operators and more valuable properties for remarketing. Additionally, states with relaxed regulatory environments but strict municipal laws may offer similar opportunities.

Since transporting cannabis across state lines remains illegal, each state has its own supply and demand dynamics driven by its cannabis laws and regulations. We prioritize states with favorable dynamics for tenant credit risk, focusing on population, licensing limits, approved medical conditions, and the number of licenses. Limited-license jurisdictions typically have more restrictions, creating a natural barrier to entry and a more favorable operating environment for our lessees, reducing their credit risk compared to operators in states with unlimited licenses.

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
The table below summarizes our portfolio by property type for the year ended December 31, 2024:

Property Type	Number of Properties	Rentable Square Feet	Rental Income(1)	Percentage of Total Rental Income
Cultivation	15	1,600,295	$45,226,729	92.1%
Dispensary	17	85,922	3,899,884	7.9%
Total	32	1,686,217	$49,126,613	100.0%
(1) 2024 rental income represents the total rental income, including fees and escrow/security deposits applied and excluding reimbursables of approximately $471 thousand, collected during the year ended December 31, 2024.
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
These competitors may prevent us from acquiring desirable properties, may cause an increase in the price we must pay for properties or may lower the yield on the properties we acquire. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms.
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
Risk Management
We are focused on further creating a diversified portfolio based on tenants, geographical concentration and license concentration (i.e., dispensary vs. cultivation). In completing rigorous asset-level and tenant due diligence, we draw upon a pool of highly experienced professionals within our management team, investment committee and third parties to underwrite, evaluate and diligence investment opportunities. We may obtain third-party property condition reports, environmental reviews and other customary diligence items.
Our underwriting criteria primarily focuses on the following; (i) the tenant quality, the property including earnings before interest, income taxes, depreciation, amortization, and rent (“EBITDAR”), and track record of paying obligations; (ii) the tenant and the guarantor’s financial stability and capacity to meet all their respective obligations, including rent, insurance and taxes; and (iii) the tenant’s ability to withstand varying market conditions and adjust to an evolving market landscape.
We are active in the management of our portfolio to minimize risk. We are hands-on and work with our tenants and industry participants more broadly, to understand the operating environment and continually reassess the risk profile of our investments and our broader strategy. From time to time, we will work with our tenants to identify opportunities to reposition assets to optimize long term value for our shareholders. If a tenant default arises, our team will work diligently with the tenant to identify a path to cure such default and in some cases may seek to re-tenant the building with a better quality tenant.
We evaluate the credit quality of our tenants and any guarantors on an ongoing basis. In addition, we monitor the payment history data for all of our tenants and, in some instances, we monitor our tenants by periodically conducting site visits and meeting with the tenants to discuss their operations. We generally receive financial information from our tenants and review as part of our evaluation. For additional risks associated with our tenants refer to “Risks Related to Our Business” under Item 1A, “Risk Factors.”
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
United States Federal and State Regulatory Update
As of December 31, 2024, 46 U.S. states have approved a medical or limited medical cannabis program and 24 states have legalized cannabis for both medical and adult-use. All considered, 92% of the U.S. population resides in a market where some form of medical cannabis is legal.
Despite the legal, regulatory, and political obstacles the cannabis industry currently faces, it has continued to grow. Our expectation is that the federal government will eventually repeal the federal prohibition on cannabis and thereby leave the states to decide whether to permit regulated cannabis cultivation, production, and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco.
Rescheduling of Cannabis
In connection with President Biden's October 6, 2022 announcement directing the Secretary of Health and Human Services (“HHS”)and the Attorney General to conduct a review of how marijuana is scheduled under federal law, in August 2023, the HHS requested the Drug Enforcement Administration (“DEA”) reschedule cannabis from a Schedule I to a Schedule III under the Controlled Substances Act (“CSA”).
On May 21, 2024, the Justice Department published a Notice of Proposed Rulemaking in the Federal Register for the DEA to reschedule marijuana from Schedule I of the CSA, a list of completely prohibited drugs, to Schedule III, which includes prescription medications such as ketamine, Tylenol with codeine, and anabolic steroids. The proposed rule is based on an August 2023 recommendation by the HHS. The comment period concluded on July 22, 2024. After reviewing over 43,000 comments to the proposed rule, including numerous requests for a hearing, the DEA Administrator granted a hearing and appointed an Administrative Law Judge (“ALJ”) to preside over the proceedings.

The ALJ held a procedural hearing in December 2024 and scheduled oral agruments to commence in January 2025. However, the hearing was delayed at least 90 days due to a motion to remove the DEA from the hearings. This motion was granted by Chief DEA Administrative Law Judge John Mulrooney, who cited evidence suggesting that the DEA may have violated certain rules within the Administrative Procedures Act. A new hearing date has not been scheduled and is pending resolution of the request for the DEA’s removal.

The rescheduling of marijuana would mark a significant milestone, as we believe this reclassification would lift current restrictions under IRS Section 280E, which currently prevents cannabis operators from taking certain tax deductions, resulting in onerous effective tax rates on state legal cannabis operators. Additionally, rescheduling could facilitate medical research and provide much-needed medical trials to document the efficacy of cannabis in treating multiple medical conditions.

The rescheduling process may be impacted by political appointees such as the DEA Administrator, Attorney General and Secretary of Health and Human Services, While President Trump has voiced his support for cannabis reforms such as rescheduling to Schedule III, the Secure and Fair Enforcement (“SAFE”) Banking Act and the States Reform Act (the “States Act”), a number of his appointees have expressed a historical perspective that are more conservative perspectives regarding these reforms.
The Secure and Fair Enforcement Act
The SAFE Banking Act aims to provide protections for financial institutions that serve state-sanctioned marijuana businesses. The bill would prevent federal banking regulators from penalizing banks and credit unions for providing services to cannabis-related businesses. This would include ensuring that proceeds from transactions involving state-sanctioned marijuana businesses are not considered unlawful. The SAFE Banking Act has been passed by the House of Representatives multiple times but has faced challenges in the Senate. In September 2023, the Senate Banking Committee passed the Secure and Fair Enforcement Regulation (“SAFER”) Banking Act with bipartisan support, which aims to further normalize financial transactions for cannabis businesses. The bill never received a Senate floor vote. However, it is expected that the bill will be reintroduced during the current legislative period. If passed, the bill would provide protections for financial institutions that serve state-sanctioned marijuana businesses, allowing them to access traditional banking services without fear of federal penalties.
The Marijuana Opportunity Reinvestment and Expungement Act
The Marijuana Opportunity Reinvestment and Expungement (“MORE”) Act seeks to decriminalize marijuana at the federal level by removing it from the list of scheduled substances under the Controlled Substances Act. The bill also aims to address social justice issues by expunging prior cannabis convictions and providing reinvestment in communities adversely impacted by the War on Drugs. Additionally, the MORE Act includes provisions to prohibit the denial of federal benefits based on cannabis-related conduct and to support small businesses in the cannabis industry through grants and loans. The MORE Act passed the House of Representatives on April 1, 2022. However, it has faced challenges in the Senate and was not brought to a vote. The MORE Act was refiled in the House in September 2023, but did not get a floor vote.
Other Regulatory and Legal Developments
Advocates for gun rights have filed numerous lawsuits challenging the federal ban on firearm possession by medical marijuana patients, arguing that it infringes on Second Amendment rights. Federal Circuit Courts have differed on the issue and appeal to the Supreme Court is possible. Meanwhile, a lawsuit led by David Boies contests federal authority over state-regulated cannabis markets, asserting states' rights to regulate their own economies without federal oversight. These legal challenges underscore the ongoing complexities and uncertainties in the regulatory landscape for the cannabis industry.

State Laws Applicable to the Medical-use and Adult-use Cannabis Industry
In states that have legalized medical or adult-use cannabis, operators generally need one or more licenses for growing, processing, and dispensing cannabis, in accordance with state requirements. State and local governments also impose various regulations on these activities. Consequently, laws and regulations vary widely, covering aspects such as permitted cannabis products, qualifications of health professionals, medical conditions qualifying for cannabis use, product testing, enforcement levels, taxation, local bans, and licensing processes.

If tenants default under their leases, finding new tenants who can legally engage in cannabis cultivation, processing, or dispensing may be difficult. There is no guarantee that state laws will not be repealed, amended, or overturned, nor that local authorities won't limit the applicability of state laws. Until Congress amends or repeals the CSA with respect to cannabis, and the President approves such action, federal authorities may enforce current federal laws. If federal enforcement occurs or state laws are repealed or curtailed, our business, operations, financial condition, and prospects could be adversely affected.
Financial Services for Cannabis Industry
The federal status of cannabis has significantly limited state-licensed industry participants' ability to fully access the U.S. banking system and traditional financing sources. These restrictions, combined with the high costs of maintaining licensed and stringently regulated cannabis facilities, substantially increase production costs. While future changes in federal and state laws may open up new financing options, our sale-leaseback and other real estate solutions remain attractive capital options for regulated state operators. However, some regional banks and credit unions have stepped up to fill this gap, offering services such as business checking accounts, cash depository, merchant services, and loans.
In addition, for our tenants that are publicly-traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets.
The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See “Risk Factors - Risks Related to Regulation.”
Agricultural Regulation
The medical-use and adult-use cannabis properties that we own that are used primarily for cultivation and production of medical-use and adult-use cannabis are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbances, the environment, and eminent domain.
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
Environmental Matters
Our properties and the operations thereon are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances. Our properties and the operations thereon are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our properties. Although we believe that we and our tenants are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil or criminal penalties or liabilities, including those relating to claims for damages to persons, property or the environment resulting from operations at our properties. Furthermore, many of our properties have been repurposed for regulated cannabis operations, and historically were utilized for other purposes, including heavy industrial uses, which expose us to additional risks associated with historical releases of substances at the properties.
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
Human Capital Resources
At December 31, 2024, we had eight employees. Our employees are our most valuable asset and critical to our long-term success. We believe we have created an inclusive and engaging work environment, where each person is an integrated member of the team. We meet regularly as a full team, and each member is encouraged to actively participate in a wide range of topics relating to our company’s business activities.
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

Risks Related to Our Business

•Risks related to our limited number of tenants, and the inability of any of our tenants to make their lease payments
•Risks related to the limited operating history of our tenants
•Risks related to real estate assets and the real estate industry
•Risks related to the guarantors of our tenant leases being unable to satisfy their obligations
•Risks related to our ability to consummate future acquisitions
•Risks related to the limited number of cannabis-related facilities
•Risks related to the concentration of our properties in states allowing cannabis operations
•Risks related to the demand for properties suitable for cannabis operations
•Risks related to our acquisitions of dispensaries and entrance into leases with licensed operators for these properties
•Risks related to the sale or re-leasing of properties suitable for cannabis operations
•Risks related to impairment charges
•Risks related to our tenants’ ability to maintain their licenses for cannabis operations
•Risks related to the acquisition of properties “as-is”
•Risks related to competition for the acquisition of properties
•Risks related to potential liability for environmental matters and climate change
•Risks related to the development and redevelopment of properties we acquire
•Risks related to our tenants’ susceptibility to bankruptcy
•Risks related to Section 280E of the Internal Revenue Code (the “Code”) and its effects on our tenants
•Risks related to liability of uninsured losses
•Risks related to our properties’ access to adequate water and power supplies
•Risks related to obtaining various insurance policies
•Risks related to purchase of properties subject to ground leases
•Risks related to making investments in asset classes outside of our core investment strategy
•Risks related to our status as an emerging growth company and smaller reporting company
•Risks related to the Sarbanes-Oxley Act
•Risks related to assets held at financial institutions
Risks Related to Regulation
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
We have a very limited number of tenants. As of December 31, 2024, we owned 32 total properties that were leased to a total of 13 tenants. Our 13 tenants each represent aggregate annualized rental revenues (represented by annualized December monthly base rent of executed leases (including contractual rent from two non-performing tenants since the leases had not be modified), which were in effect as of December 31, 2024) for the year ended December 31, 2024 as follows: Curaleaf (22.8%); Cresco Labs (12.9%); Trulieve (11.0%); Cannabist (8.2%); C3 Industries (7.5%); Calypso (7.1%); Acreage (6.6%); Mint (5.9%); Ayr Wellness (5.8%); Revolutionary Clinics (5.7%); Organic Remedies (4.8%); PharmaCann (1.2%); and Greenlight (0.5%). Lease payment defaults by any of our tenants or a significant decline in the value of any single property could materially and adversely affect our business (including our financial performance and condition). Our lack of tenant diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.
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
The tenant concentration risk (and related risk of tenant defaults) may be more pronounced in the cannabis industry due to the fact that some of our tenants have limited operating histories. See “Factors Impacting Our Operating Results - Financial Performance and Conditions of Our Tenants” under Item 7 for a discussion of our recent non-performing tenants. Some of our tenants have limited operating histories and may be more susceptible to payment and other lease defaults, which could materially and adversely affect our business (including our financial performance and condition).” The result of any of the foregoing risks could materially and adversely affect our business (including our financial performance and condition).
Some of our tenants and borrower have limited operating histories and may be more susceptible to payment and other lease and loan defaults, which could materially and adversely affect our business (including our financial performance and condition).
As of December 31, 2024, our properties were 100% leased to 13 tenants with one loan to one of the Company’s existing tenants. Single tenants currently occupy our properties, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is sometimes little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to, regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result, it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our business (including our financial performance and condition).

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
Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of cannabis cultivation, production and retail facilities are generally subject to extensive state licensing requirements. Any negotiations with tenants who are in default under their lease may prove costly or time-consuming and may divert our management team’s attention and resources. Furthermore, we will not operate any of the facilities that we purchase. See “Factors Impacting Our Operating Results - Financial Performance and Condition of Our Tenants” under Item 7 for a discussion of our recent tenant defaults.
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
The rise in interest rates and historically high inflation negatively impacted economic conditions in 2024. Additionally, some markets in which we own properties saw the wholesale pricing for cannabis decrease, which has had an adverse impact on some of our tenant’s financial performance and condition. Our business plans for 2025 and beyond depend on the general economic conditions. Periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which could materially and adversely affect our business (including our financial performance and condition).
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
As of December 31, 2024, we owned 32 properties in 12 states, and we expect that the properties that we acquire in the future will be geographically concentrated in these states and other states that have established cannabis use programs. We focus on states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. Circumstances and developments related to operations in these markets that could materially negatively affect our business (including our financial performance and condition) include, but are not limited to, the following factors:
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
Our portfolio of properties is concentrated in cultivation and dispensary properties used in the regulated cannabis industry. Further, we do not currently and do not expect in the future to invest in non-cannabis related real estate or businesses to hedge against the risk that cannabis industry trends might decrease the profitability of our facilities. Therefore, we are subject to risks inherent in investments in a single industry. A decrease in the demand for cannabis cultivation, processing and dispensary facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation, processing and dispensary facilities has been and could be adversely affected by changes in state or local laws or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others including but not limited to, changes to local zoning and other laws that no longer allow a facility to be utilized for regulated cannabis activities. Additionally, we have funded build-to-suit projects that are specific to our cultivation facilities which may affect the future demand from non-cannabis industry tenants seeking these properties for an alternative use. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation, processing and dispensary facilities, which could materially and adversely affect our business (including our financial performance and condition).
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
We have acquired and may continue to acquire cannabis dispensaries and enter into leases with licensed operators for those locations. As of December 31, 2024, 17 of our 32 owned properties were cannabis dispensaries. Cannabis dispensaries entail some risks that are different from risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:
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
As of December 31, 2024, our properties were 100% leased and primarily located in limited-license jurisdictions. We rely on our tenants or borrower to renew or otherwise maintain the requisite state and local cannabis licenses and other authorizations on a continuous basis. If one or more of our tenants or borrower are unable to renew or otherwise maintain its licenses or other state and local authorizations necessary to continue its cannabis operations, such tenants or borrower may default on their lease payments to us.
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
Additionally, in states that evolve from medical-only to adult use, some municipalities that previously only allowed medical cannabis dispensaries may impose restrictions or moratoriums on adult use dispensaries. These limitations could have an adverse impact on our tenants and we may need to work with our tenants to relocate their dispensary licenses to a location without such restrictions.
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
Furthermore, changes in federal regulations pertaining to cannabis could also lead to increased access to U.S. capital markets for our competitors and for regulated cannabis operators (including but not limited to access to the Nasdaq Stock Market and/or the New York Stock Exchange). We compete for the acquisition of properties primarily based on their purchase price and lease terms. If we pay higher prices for properties or offer lease terms that are less attractive for us, our profitability may decrease, and you may experience a lower return on our common stock. In addition, we may have competition from companies who sell products containing hemp-derived cannabinoids, including CBD and certain forms of THC (including but not limited to delta-8 THC and THCO). Pursuant to The Agricultural Act of 2014, Pub. L. 115-334 (the “Farm Bill”), hemp and hemp extracts, including CBD, are no longer defined as marijuana nor classified as a controlled substance. The Farm Bill was extended to December 2025, and efforts to restrict hemp derived THC products will likely resurface during the upcoming reauthorization of the Farm Bill. The timing and terms of a new farm bill are uncertain and increased use of products containing hemp and hemp extracts may compete with the cannabis market and thus could impact the success of our tenants, which would adversely impact our business (including our financial performance and condition).
Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us. By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including the MORE Act, the States Act and the Secure and Fair Enforcement Regulation (SAFER) Banking Act (the “SAFER Banking Act”). If it became law, the MORE Act, which was passed by the U.S. House of Representatives in December 2020 and for the second time on April 1, 2022, would, among other things, remove cannabis as a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and make available U.S. Small Business Administration funding for regulated cannabis operators. In November 2021, the States Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the U.S. Department of Agriculture, the FDA and certain other federal regulatory agencies, and establish a lower federal excise tax on cannabis products than other current proposals. If it became law, the SAFER Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In September 2023, the Committee on Banking, Housing, and Urban Affairs of the U.S. Senate passed a legislative markup of the SAFE Banking Act, now titled the “SAFER Banking Act,” out of the committee. In December 2023, the States Act was reintroduced for the second time in the U.S. House of Representatives. If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.
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
In many instances, we fund build-to-suit projects for our cultivation centers and dispensaries. Development and redevelopment activities that we fund entail risks that could adversely impact our business (including our financial performance and condition), including:
•construction costs, which may exceed our or our tenants’ original estimates due to increases in materials, labor or other costs, which could make the project less profitable for our tenant, require us or our tenant to commit additional funds to complete the project and adversely impact our tenant’s business and prospects as a result;
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
In addition to the risk of tenants being unable to make regular rent payments, certain of our tenants may depend on debt, which could make them especially susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Because cannabis remains illegal under federal law, there is no assurance that federal bankruptcy courts will provide relief for parties who engage in cannabis-related businesses. Historically, bankruptcy court rulings have denied bankruptcy relief for certain cannabis businesses on the basis that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for such activity and on the basis that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets, as such action would violate the CSA. Any inability of our tenants to seek bankruptcy protection may impact their ability to secure financing for their operations and prevent our tenants from utilizing the benefits of reorganization of their businesses under bankruptcy protection to operate in a financially sustainable way, thereby reducing the probability that such a tenant would be able to honor its lease obligations with us.
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
Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any state in which such trade or business is conducted.” Because cannabis is currently a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of cannabis products. Our tenants are engaged in the cultivation, processing and sale of cannabis and cannabis-related products, and therefore may be subject to Section 280E of the Code unless and until cannabis is rescheduled to Schedule III. Application of the provisions of Section 280E of the Code to our tenants would result in the disallowance of certain tax deductions, including for depreciation or interest expense, which could have an adverse impact on their respective financial condition and ability to make lease payments to us. Any lease payment defaults by a tenant could adversely affect our business (including our financial performance and condition).
There are significant tax risks related to controlled substances.
The MORE Act of 2022 (H.R. 3617) passed the U.S. House of Representatives by a 220-204 vote on April 1, 2022 but was not enacted into law. The MORE Act would impose an excise tax on the sale or other disposition of cannabis products. Initially, the excise tax rate would be set at the rate of five percent of the product’s sale price for the first two years after the law went into effect. After that, the excise tax rate would increase by one percentage point annually until it increased to eight percent in the fifth year after the law went into effect. The MORE Act would also remove marijuana from the CSA so that state-legal cannabis businesses would no longer be subject to Section 280E of the Code. It is unclear whether the MORE Act will be reintroduced. If reintroduced and enacted into law, it is unclear what specific provisions it would contain and whether this legislation would negatively impact our tenants resulting in lease payment defaults.
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
Cannabis is currently a Schedule I controlled substance under the CSA. Even in those jurisdictions in which cannabis has been legalized at the state level, the possession, distribution, cultivation, manufacture and use of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. U.S. federal law does not differentiate between “medical cannabis,” “retail cannabis,” “adult-use cannabis” and any other designations that state or local law may apply to cannabis. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating federal laws, including those regarding controlled substances, or conspire with another to violate them, and violating the federal cannabis laws is also a predicate for certain other crimes under anti-money laundering laws or the Racketeer Influenced and Corrupt Organizations Act (the “RICO Act”). The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

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

President Biden’s Attorney General, Merrick Garland, failed to provide a clear policy directive for the U.S. as it pertains to state-legal cannabis-related activities. However, on October 6, 2022, President Biden granted a full, complete, and unconditional pardon to all current US citizens and lawful permanent residents who committed the offense of simple possession of marijuana in violation of the CSA. He also directed the Secretary of Health and Human Services and the Attorney General to conduct an expeditious review of how marijuana is scheduled under federal law, noting that as a Schedule I drug, it has the same classification as heroin and LSD, and even higher than the classification of fentanyl and methamphetamine. President Trump’s recently appointed Attorney General, Pam Bondi, has yet to make an official statement regarding policy directives for the U.S. as it pertains to state-legal cannabis-related activities. However, in September 2024, President Trump expressed his support for rescheduling cannabis to Schedule III, as well as the SAFE Banking Act and the States Act. Under the Biden administration, in August 2023, the HHS recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on a FDA review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. The process for reclassification will require DEA approval and likely complex administrative rulemaking proceedings, and it remains unclear how long this process will take and the scope of any final decisions or rules. Further, the impact of such decisions or rules, if any are promulgated, on existing state-regulated cannabis programs remains unclear, including but not limited to FDA and other federal regulatory agency involvement, the impact of such a decision on potential federal legislative reform such as proposals to de-schedule cannabis and provide greater access to capital markets for state-regulated cannabis operators, and the potential entry into the cannabis markets of large, well-capitalized companies as a result of any re-scheduling.
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
Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memorandum, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. This supplemental guidance was followed by the February 14, 2014 FinCEN Memorandum outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Although the Sessions Memo rescinded the Cole Memorandum, the FinCEN Memorandum technically remained intact during President Trump’s first administration; however, it is unclear whether his current administration will continue to follow the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state, including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.
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
Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Previous guidance issued by FinCEN clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. However, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the U.S. do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memorandum and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It remains unclear what impact the rescission of the Cole Memorandum will have or what position the Trump administration may take, but it remains possible that federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.
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
In addition, in the United States, many clearing houses for major broker-dealer firms have refused to handle securities or settle transactions of companies engaged in cannabis-related business. This means that certain broker-dealers cannot accept for deposit or settle transactions in the securities of companies, which may inhibit the ability of investors to trade in our securities in the United States, which could negatively affect the liquidity of our securities and could subject us to additional regulatory scrutiny from state and federal securities regulators. Similarly, for our tenants that are publicly-traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets.
In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state in which it resides permits cannabis sales. While the SAFER Banking Act would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by Congress; if Congress fails to pass the SAFER Banking Act, our inability, or limitations on our ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.
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
As discussed above, cannabis is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit. In addition, bankruptcy or other similar proceedings are often a complex and lengthy process, the outcome of which may be uncertain and could result in a material adverse effect on us or our tenants.
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
Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. In addition, we may raise capital by issuing our common stock through underwritten public offerings, in at-the-market (“ATM”) offerings or in private placement transactions. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance the purchase of real estate assets could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to acquire properties used in the cultivation, production or dispensing of cannabis. If this source of funding is unavailable to us, our growth may be limited.

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
As of December 31, 2024, we have $7.6 million outstanding on our Revolving Credit Facility. Although we currently have no other outstanding indebtedness, subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to other transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our board of directors may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
Inflation, both real or anticipated, as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants. Our long-term leases and loans typically contain provisions such as rent and interest escalators that are designed to mitigate the adverse impact of inflation on the Company's results of operations. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation that exist in substantially all of our escalation provisions. Our leases are triple-net and typically require the tenant to pay all property operating expenses, and therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants' ability to pay rent or other obligations owed to us. An increase in our tenants’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenants’ and our financial condition and our results of operations.
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
We are a holding company with no business operations of our own. Our only significant asset is and will be OP Units and the general partnership interests in our operating partnership. We conduct, and intend to continue to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy claims of stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses.
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
Additionally, the partnership agreement provides that we will not be liable to our operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by our operating partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our operating partnership must indemnify us, our directors and officers, officers of our operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, unless (i) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the person actually received an improper personal benefit in violation or breach of the partnership agreement; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our operating partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our operating partnership on any portion of any claim in the action.

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
Furthermore, we filed a shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.Additionally, we have implemented an At-The-Market Program with two sales agents, enabling us to sell common stock to meet our liquidity needs
Additionally, from time to time we also may issue shares of our common stock or OP Units in connection with property acquisitions. We may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common stock or OP Units, or the perception that these sales could occur, may adversely affect the prevailing market price of our common stock or may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.
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
Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the Controlled Substance Act) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is currently a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of medical-use and adult-use cannabis products. Although we will not be engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use and adult-use cannabis products, we will lease our properties to tenants who will engage in such activities, and therefore our tenants likely will be subject to Section 280E of the Code. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may seek to apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to remain qualified as a REIT. Because we are not engaged in the purchase or sale of a controlled substance, we do not believe that we will be subject to the disallowance provisions of Section 280E of the Code, and neither we nor our tax advisors are aware of any tax court cases or guidance from the Service in which a taxpayer not engaged in the purchase or sale of a controlled substance was disallowed deductions under Section 280E of the Code. However, there is no assurance that the Service will not take such a position either currently or in the future.
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
•The use of third-party service providers to assess, test or otherwise assist with aspects of our security controls;
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
Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee receives periodic reports from management on our potential cybersecurity risks and threats and receives presentations on cybersecurity topics. In addition, management oversees and identifies such risks from cybersecurity threats associated with our use of third-party service providers and works collaboratively with our third-party providers to test our systems security processes and prevent, monitor, detect, mediate and remediate cybersecurity threats and incidents, and will report such threats and incidents to the Audit Committee when appropriate. The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

Our Chief Executive Officer, Anthony Coniglio, leads our cybersecurity risk assessment and management processes. Mr. Coniglio is an experienced risk management professional.Mr. Coniglio has served as our Chief Executive Officer, President and Chief Investment Officer, overseeing risk management activities. Previously, Mr. Coniglio was the Chief Executive Officer of Primary Capital Mortgage Company (“PCM”), a residential mortgage company, where he was responsible for overseeing information technology, including cybersecurity, for the highly regulated business. Mr. Coniglio currently serves on the board of St. Mary’s Hospital for Children, as chair of the IT & cybersecurity committee and chair of the audit committee.

Mr. Coniglio oversees the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents. Since 2021, we have retained a third-party information technology provider to develop and maintain our information technology infrastructure, cloud network, and assist in the development of cybersecurity and information technology policies. Our third-party provider is MSPAlliance® Cyber Verified, which has been examined by an independent third-party public accounting firm and has successfully met the applicable 10 control objectives and underlying controls and requirements.

Management plays a key role in incorporating cybersecurity risk considerations into our boarder risk management framework and ensuring that essential priorities are communicated to the appropriate personnel. Management is responsible for approving cybersecurity processes, reviewing cybersecurity assessments and other cybersecurity-related matters, and responding to cybersecurity incidents, including but not limited to reporting cybersecurity incidents to the audit committee as described above. Our management team also evaluates the potential impact of cybersecurity incidents. If any such incidents should occur, management’s evaluation considers factors such as the nature. scope and materiality of the incident, and its effects on the Company’s operations.

As of the date of this Annual Report on Form 10-K, we have not identified of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES
Our Properties
We seek to acquire specialized real estate assets used for cultivation and processing of cannabis as well as retail dispensaries that are strategic profit centers for our tenants and are well positioned for the regulatory evolution of the industry. These licensed facilities are critical components of the cannabis industry, particularly in limited-license jurisdictions. As of December 31, 2024, we owned 32 properties comprised of 17 dispensaries and 15 cultivation facilities that are 100% leased to state-licensed cannabis operators, with a weighted average remaining lease term of 13.39 years. Based on invested capital, as of December 31, 2024, our portfolio is comprised of approximately 91.1% cultivation facilities and 8.9% dispensaries.
As of December 31, 2024, we have aggregate unfunded commitments to invest $11.0 million for the development and improvement of our existing cultivation facility in Connecticut. We define these improvement allowances as a commitment pursuant to our lease with the tenant to fund alterations, additions or improvements to the premises. Our leases are generally structured to disburse capital over specified periods of time. The leases also generally contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed.

Existing Portfolio. The table below sets forth our property portfolio as of December 31, 2024 (in thousands, except square feet):

Property Type	State	Tenant(1)	Rentable Square Feet(2)	Investment in Real Estate(3)	Real Estate Construction in Progress	Total Real Estate	In-Place Lease Intangible Assets(4)	Total Investment
Cultivation	Florida	Curaleaf	417,350	$75,983	$—	$75,983	$—	$75,983
Cultivation	Illinois	Cresco Labs	222,455	50,732	—	50,732	—	50,732
Cultivation	Massachusetts	Revolutionary Clinics, Inc.	145,852	42,860	—	42,860	—	42,860	(5)
Cultivation	Pennsylvania	Trulieve	144,602	44,270	—	44,270	12,331	56,601
Cultivation	Arizona	Mint	100,758	21,810	—	21,810	—	21,810
Cultivation	Pennsylvania	Calypso Enterprises	99,200	31,007	1,006	32,013	—	32,013
Cultivation	Missouri	C3 Industries, Inc.	94,570	29,017	—	29,017	—	29,017
Cultivation	Missouri	Organic Remedies	81,808	21,101	—	21,101	—	21,101
Cultivation	Connecticut	C3 Industries, Inc.	58,436	3,993	981	4,974	—	4,974
Cultivation	Nevada	AYR Wellness	56,536	13,579	—	13,579	—	13,579
Cultivation	Massachusetts	The Cannabist Company	38,890	13,826	—	13,826	4,120	17,946
Cultivation	Massachusetts	Acreage	38,380	9,791	—	9,791	—	9,791
Cultivation	Pennsylvania	AYR Wellness	38,031	15,278	—	15,278	—	15,278
Cultivation	Illinois	The Cannabist Company	32,802	11,361	—	11,361	3,106	14,467
Cultivation	Pennsylvania	Acreage	30,625	10,161	—	10,161	—	10,161
Dispensary	Connecticut	Curaleaf	11,181	2,930	—	2,930	441	3,371
Dispensary	Massachusetts	PharmaCann	11,116	2,112	—	2,112	363	2,475
Dispensary	Arkansas	Greenlight	7,592	2,157	—	2,157	320	2,477
Dispensary	Ohio	Curaleaf	7,200	3,353	—	3,353	582	3,935
Dispensary	Illinois	Curaleaf	6,100	1,734	—	1,734	257	1,991
Dispensary	Illinois	Curaleaf	5,040	3,362	—	3,362	575	3,937
Dispensary	Illinois	The Cannabist Company	4,736	1,215	—	1,215	206	1,421
Dispensary	North Dakota	Curaleaf	4,590	2,174	—	2,174	355	2,529
Dispensary	Massachusetts	The Cannabist Company	4,290	2,320	—	2,320	373	2,693
Dispensary	Illinois	Curaleaf	4,200	1,024	—	1,024	178	1,202
Dispensary	Ohio	PharmaCann	3,735	1,550	—	1,550	—	1,550
Dispensary	Pennsylvania	Curaleaf	3,500	2,226	—	2,226	369	2,595
Dispensary	Pennsylvania	PharmaCann	3,481	1,315	—	1,315	256	1,571
Dispensary	Connecticut	Acreage	2,872	929	—	929	—	929
Dispensary	California	The Cannabist Company	2,470	3,774	—	3,774	1,071	4,845
Dispensary	Pennsylvania	Curaleaf	1,968	1,918	—	1,918	320	2,238
Dispensary	Illinois	Curaleaf	1,851	594	—	594	98	692
Total			1,686,217	$429,456	$1,987	$431,443	$25,321	$456,764
(1) Lease is with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.
(2) Includes estimated rentable square feet at completion of construction.
(3) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and building and improvement commitments funded, if any, as of December 31, 2024. Excludes building and improvement commitments not funded as of December 31, 2024.
(4) Represents gross In-Place Intangibles at acquisition. Does not include accumulated amortization.
(5) Includes approximately $40.0 million in cash and 88,200 OP Units issued in connection with the purchase of the property.

The following table sets forth a summary of the lease expirations for leases in place as of December 31, 2024 for each of the ten full calendar years beginning January 1, 2025. The information set forth in the table does not assume exercise of renewal options by tenants (square footage and annualized base rent in thousands).

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% of Portfolio Net Rentable Square Feet	Annualized Base Rent(1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot(2)
2025	—	—	—%	$—	—%	$—
2026	—	—	—%	—	—%	—
2027	—	—	—%	—	—%	—
2028	—	—	—%	—	—%	—
2029	3	11	0.7%	878	1.7%	76.33
2030	—	—	—%	—	—%	—
2031	2	15	0.9%	411	0.8%	28.13
2032	8	44	2.6%	1,729	3.4%	39.66
2033	2	10	0.6%	585	1.1%	60.77
2034	5	442	26.2%	15,781	30.7%	35.73
Thereafter	12	1,165	69.0%	32,051	62.3%	27.50
Total/Weighted Average	32	1,686	100.0%	$51,434	100.0%	$30.50
(1) Annualized base rent is calculated by multiplying (i) contractual rental income (including contractual rent from two non-performing tenants since the leases had not be modified as of December 31, 2024, and excluding reimbursable revenues) for the month ended December 31, 2024, by (ii) 12.
(2) Annualized base rent per leased square foot is calculated by dividing (i) annualized contractual base rent (including contractual rent from two non-performing tenants since the leases had not be modified as of December 31, 2024 and excluding reimbursable revenues) by (ii) net rentable square feet. Amounts may not recalculate due to rounding.
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

As of December 31, 2024, all of our revenues were derived from 13 tenants. The following table sets forth the tenants in our property portfolio as of December 31, 2024 (dollars in thousands). All of our leases include a parent or other affiliate guarantee.

Tenant(1)	Total Investment(2)	Number of Leases	Percentage of Annualized Rental Income(3)
Curaleaf	$98,474	10	22.8%
Cresco Labs	50,732	1	12.9%
Trulieve	56,601	1	11.0%
The Cannabist Company	41,373	5	8.2%
C3 Industries	33,990	2	7.5%
Calypso Enterprises	32,013	1	7.1%
Acreage	20,880	3	6.6%
Mint	21,810	1	5.9%
Ayr Wellness	28,857	2	5.8%
Revolutionary Clinics, Inc.	42,860	1	5.7%
Organic Remedies	21,101	1	4.8%
PharmaCann	5,595	3	1.2%
Greenlight	2,478	1	0.5%
Total	$456,764	32	100.0%
(1) Lease may be with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.
(2) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price), gross In-Place Lease Intangible Assets and building and improvement commitments funded, if any, as of December 31, 2024. Excludes building and improvement commitments not funded as of December 31, 2024.
(3) Annualized Rental Income is calculated by multiplying (i) contractual rental income (including contractual rent from two non-performing tenants since the leases had not be modified as of December 31, 2024, and excluding reimbursable revenues) for the month ended December 31, 2024, by (ii) 12.
Curaleaf
We own nine dispensaries and one cultivation facility that are leased to subsidiaries of Curaleaf, which is, or an affiliate is, the corporate guarantor. Curaleaf is publicly-traded on the TSX and OTC markets under the symbols CURA and CURLF, respectively. Curaleaf’s filings, including their financial information, are electronically available at www.sec.gov and from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR) at www.sedar.com, the Canadian equivalent of the SEC electronic document gathering and retrieval system.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2024, we were not a party to any material legal proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.
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
Shareholder Information
As of December 31, 2024, there were 213 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Purchase of Equity Securities by the Issuer
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of up to $10.0 million of its common stock through December 31, 2023. On September 15, 2023, the board of directors authorized an amendment to the stock repurchase program for the repurchase of up to an additional $10.0 million of outstanding common stock and extended the program through December 31, 2024 and on November 19, 2024, the board of directors authorized extending the duration of our existing share repurchase plan to conclude on December 31, 2026. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.

The Company did not repurchase any shares under the stock repurchase program during the year ended December 31, 2024.

The following is a summary of common shares repurchased:

Period	Total Number Of Common Shares Purchased(1)		Average Price Paid Per Common Share(2)	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)		Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
October 1, 2024 - October 31, 2024	—		—	—		$8,193,910
November 1, 2024 - November 30, 2024	—		—	—		$8,193,910
December 1, 2024 - December 31, 2024	2,124	(3)	$17.50	1,309	(3)	$8,193,910
Total for the three months ended December 31, 2023	2,124		$17.50	1,309
(1) Relates to shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units issued under the 2021 Equity Incentive Plan.
Securities Authorized for Issuance Under Equity Compensation Plan
For information about our equity compensation plans and other related stockholder matters, see Item 12 of Part III of this Annual Report on Form 10-K.
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
As of December 31, 2024, we owned a geographically diversified portfolio consisting of 32 properties across 12 states with 13 tenants, comprised of 17 dispensaries and 15 cultivation facilities.

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
Rental Income
We generate rental income from our real estate properties that we own. The amount of rental income depends upon a number of factors, including:
•Our ability to enter into new leases at market value rents inclusive of annual rent increases; and
•Rent collection, which primarily relates to each of our current and future tenant’s or guarantor’s financial condition and ability to make rent payments to us on time.
For the year ended December 31, 2024, all of our rental income was derived from triple-net leases to 13 tenants. Our leases include a parent or other affiliate guarantee and obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities. Our rental income is, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the cannabis industry. Changes in current state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations and could materially and adversely affect our ability to maintain or increase rental rates for our properties. Further, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We own 32 properties, leased to 13 tenants. As of December 31, 2024, all of our tenants are performing under their lease agreement with the exception of two tenants discussed below.

Condition of Our Tenants
During the fourth quarter of 2023, we amended our leases with: a) Revolutionary Clinics, Inc. (“Revolutionary Clinics”), as part of a restructuring of their business, their receipt of new third-party capital and new management; and b) Calypso Enterprises (“Calypso”) in connection with their sale to Canvas Acquisition Corporation. Both tenants experienced operating challenges during the latter half of 2024, impacting their ability to pay rent as described below.
Revolutionary Clinics
From June 2024 through December 2024, Revolutionary Clinics paid approximately 50% of its contractual rent. On December 13, 2024, Revolutionary Clinics entered into receivership. The Company is currently working with the receiver and the tenant and has reserved all rights under the lease agreement.
Calypso Enterprises
From September through December 2024, Calypso did not pay the contractual rent due under its lease agreement. We held an escrow deposit equivalent to approximately six months of rent and we applied approximately $1.2 million from the escrow deposit to cover the outstanding rent for this period. Additionally, as of September 2024, in accordance with the lease agreement, we suspended our obligation to fund the remaining improvement allowance of approximately $987 thousand until all outstanding rent is paid and the escrow deposit is replenished. The remaining balance of the escrow deposit as of December 31, 2024, was approximately $446 thousand. We are currently in discussion with the tenant and have reserved all our rights under the lease agreement.
See Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional factors that may impact our operating results.
2024 Financial Markets Update
During the first half of the year ended December 31, 2024, financial markets generally showed stability, though lingering risks from the prior year remained. In September 2024, the U.S. Federal Reserve cut interest rates by 50 basis points, followed by additional cuts of 25 basis points in November and December, totaling a full percentage point decrease for the second half of the year. This decision reflects the central bank's commitment to balancing its dual mandate of price stability and maximum full employment.

Before these rate cuts, the central bank was focused on combating inflation, with interest rates at their highest levels in over twenty years. For U.S. corporations, this high-interest rate environment increased the cost of capital. Despite the rate cuts in the latter part of 2024, interest rates remain relatively high compared to historical standards.

However, as of January 2025, the prime lending rate has come down to 7.5%, providing some relief to businesses by lowering the cost of borrowing. This reduction offers some support, but businesses still face challenges due to the overall high-interest rate environment. Access to capital remains somewhat constrained, and financial management strategies are still crucial. Consequently, the availability and cost of capital for our tenants remain high, necessitating the adoption of prudent financial management strategies.

Regulatory Update
On May 21, 2024, the Justice Department published a Notice of Proposed Rulemaking in the Federal Register for the Drug Enforcement Administration (“DEA”) to reschedule cannabis from Schedule I of the Controlled Substances Act (“CSA”), a list of completely prohibited drugs, to Schedule III, which includes prescription medications such as ketamine, Tylenol with codeine, and anabolic steroids. The proposed rule is based on an August 2023 recommendation by the Department of Health and Human Services (“HHS”). The comment period concluded on July 22, 2024. After reviewing over 43,000 comments to the proposed rule, including numerous requests for a hearing, the DEA Administrator granted a hearing and appointed an Administrative Law Judge (“ALJ”) to preside over the proceedings.

The ALJ held a procedural hearing in December 2024 and scheduled oral arguments to commence in January 2025. However, the hearing was delayed by at least 90 days due to a motion filed by parties in the proceedings to remove the DEA from hearings. This motion was granted by DEA Administrative Law Judge John Mulrooney, who cited compelling evidence suggesting that the DEA may have violated certain rules within the Administrative Procedures Act. A new hearing date has not been scheduled and is pending resolution of the request for the DEA’s removal.

The rescheduling of cannabis would mark a significant milestone, as we believe this reclassification would lift certain restrictions under IRS Section 280E, which currently prevents cannabis operators from taking certain tax deductions, resulting in onerous effective tax rates on state legal cannabis operators. Additionally, rescheduling should facilitate medical research and provide much-needed medical trials to document the efficacy of cannabis in treating multiple medical conditions.
Inflation and Supply Chain Constraints
While inflation has begun to subside, it continues to trend higher than in prior years, which may be negatively impacting some of our tenants. Based on the Bureau of Labor Statistics, the annual inflation rate for the United States was 2.9% for the twelve month period ended December 2024. This inflation has impacted costs for labor and production inputs for regulated cannabis operators, in addition to increasing costs of construction for development and redevelopment projects.
Ongoing labor shortages with global supply chain issues, and geopolitical issues, also continue to adversely impact costs and timing for the completion of these development and redevelopment projects. These factors may result in cost overruns and delays in commencing operations on certain of our tenants' projects.
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
We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. Below is a summary of our critical accounting estimates that involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. This discussion of our critical accounting estimates is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates and assumptions. For further discussion of our significant accounting policies, refer to Note
2 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K.
Investment in Real Estate
Investments in real estate are presented at historical cost, less accumulated depreciation. Costs directly related to the properties’ acquisition, development, or redevelopment of the properties are capitalized. Repairs and maintenance costs incurred, if any, on the properties are expensed. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
We capitalize costs associated with building and tenant improvement when it is considered the accounting owner of such improvements. These improvements generally consist of building additions or significant upgrades to existing facilities. The improvements are classified under Buildings and Improvements in the consolidated balance sheet and are considered construction in progress until placed in service. Such improvements are considered placed in service when they are ready and available for their intended use.

Upon acquisition of a property, we allocate the purchase price of the real estate to land, building and improvements, site improvements and if applicable, determined intangibles, such as the value of above and below market leases and origination costs associated with the in-place lease. The tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs for asset acquisitions are capitalized as incurred. All of our real estate investments to date were recorded as asset acquisitions.
We depreciate the amount allocated to building and improvements on a straight-line basis over their estimated useful lives, which generally range from 20 to 35 years. Site improvements at our buildings, if any, are depreciated over the estimated useful lives, generally range from 8 to 15 years. Tenant improvements are depreciated on a straight-line basis over the lease term and intangibles related to in-place leases are amortized over the remaining lease term.
Impairment of Real Estate
We review current activities and changes in the business condition of all of our properties to identify any triggering events or impairment indicators. Each real estate asset is evaluated for impairment on a property-by-property basis. If triggering events or impairment indicators are identified, we assess the carrying value of the real estate for potential impairment. Indicators of impairment may include but are not limited to, deterioration in rent rates for a property, decline in projected rental rates, evidence of material physical damage to the property, holding period, and tenant defaults.
An impairment provision is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including determining our estimated holding period and selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. If the actual net cash flow or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected. The amount of the impairment recorded is based on the fair market value of the real estate asset.
Lease Classification
Lease classification for leases under which we are the lessor are evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to us at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable. The determination of lease classification requires the calculation of the rate implicit in the lease or the use of an appropriate capitalization rate which requires significant judgement.
Revenue Recognition
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
Operating leases where the minimum lease payments are not reasonably predictable are recognized on a cash basis. The collectability criteria for our operating leases is assessed quarterly on an individual basis, incorporating several financial metrics, which include but are not limited to, free cash flow, profitability, debt profile and federal tax liability. In our assessment, we also consider the impact of federal regulatory uncertainty and state regulatory challenges in the cannabis industry, including the fact that cannabis remains illegal under federal law. These environmental factors are significant in our assessment of collectability of lease payments given the pervasive impacts on our tenants' financial performance and ability to continue as a going concern. Based on this assessment, we determined collectibility of rent for each of our tenants is uncertain and rental income was recorded on a cash basis. We will continue to assess quarterly the collectability of lease payments for each tenant as required by ASC 842.
Financial Instruments - Credit Losses
We adopted ASC 326, Financial Instruments - Credit Losses ("CECL") on January 1, 2023. The CECL expected loss model requires an allowance for all expected credit losses for the life of a loan be recognized when the loan is either originated or acquired. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial asset(s) to present the net amount expected to be collected on the financial asset(s). At each reporting period, we will update the estimate and adjust the allowance for credit losses accordingly. Increases in the allowance are recorded through net income as credit loss expense. Decreases in the allowance are recorded through net income as a reversal of credit loss expense. This standard does not specify a specific measurement technique for estimating expected credit losses and the approach used to estimate credit losses requires judgement. We generally use a discounted cash flow model approach to determine the credit loss. Determining the appropriate discount rate that reflects the risk inherent in future cash flow requires significant judgement. If the discount rates differ significantly from our estimates, the provision for current credit loss could be materially affected.
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

2024 Highlights
Investment Activity
Real Estate Acquisitions
In May 2024, we purchased a cultivation facility in Connecticut for approximately $4.0 million and committed to fund approximately $12.0 million in improvements.
The following table presents our investment activity for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Connecticut	Cultivation	May 7, 2024	$3,993
Total				$3,993
Improvements Allowances
During the year ended December 31, 2024, we funded approximately $15.1 million of improvements to our cultivation facilities in Arizona, Connecticut, Missouri and Pennsylvania.
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date		Funded Commitments		Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022		$750		$—
C3 Industries	Connecticut	Cultivation	May 7, 2024		981		11,043
C3 Industries	Missouri	Cultivation	March 3, 2023	(1)	8,826		—
Mint	Arizona	Cultivation	June 24, 2021		4,588	(2)	—
Total					$15,145		$11,043
(1) Funded commitments related to the Missouri cultivation facility expansion project.
(2) Effective June 6, 2024, the lease agreement was amended to include an additional commitment of approximately $800 thousand which was funded during the year ended December 31, 2024.
Financing Activity
Loan Payable
On January 3, 2024, we made our final annual principal and interest payment of approximately $1.0 million on our loan payable to the seller of a cultivation facility in Chaffee, Missouri.
Revolving Credit Facility
As of December 31, 2024, we had outstanding borrowings of $7.6 million under our Revolving Credit Facility and $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base. For further discussion of our Revolving Credit Facility, refer to Note 6 “Financings” to our consolidated financial statements included in this Form 10-K.

Capital Markets Activity
Dividends
During the year ended December 31, 2024, the Company’s board of directors declared cash dividends totaling $1.70 per share of common stock.
At the Market Program
On June 10, 2024, we entered into an Equity Distribution Agreement (the "EDA"), relating to shares of our common stock, $0.01 par value per share, pursuant to an “At The Market” (“ATM”) offering program. On November 20, 2024, we entered into another Equity Distribution Agreement (collectively the “EDAs”) related to our ATM program to add an additional sales agent. In accordance with the terms of the EDAs, we may offer and sell shares of our common stock having an aggregate offering amount of up to $50.0 million from time to time through a sales agent.

Results of Operations
General
We derive substantially all our revenue from rents received from single tenants at each of our 32 properties, all of which are under triple-net leases. As of December 31, 2024, our portfolio remains conservatively leveraged, with only $7.6 million outstanding under our Revolving Credit Facility. Additionally, we maintain low general and administrative expenses with an annualized ratio of 1.4% of total assets.

Comparison of the Year Ended December 31, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,		Increase/(Decrease)
	2024	2023	2024 vs 2023

Revenue:
Rental Income	$48,926	$46,341	$2,585
Interest Income from Loans	533	521	12
Fees and Reimbursables	672	442	230
Total Revenue	50,131	47,304	2,827

Expenses:
Property Expenses	239	657	(418)
Depreciation and Amortization Expense	14,713	14,266	447
General and Administrative Expenses:
Compensation Expense	4,675	4,477	198
Professional Fees	1,506	1,361	145
Other General and Administrative Expenses	1,733	1,721	12
Total General and Administrative Expenses	7,914	7,559	355
Total Expenses	22,866	22,482	384

Provision for Current Expected Credit Loss	51	(167)	218
Impairment Loss on Warrants	(522)	—	(522)

Income From Operations	26,794	24,655	2,139

Other Income (Expense):
Other Income	354	747	(393)
Interest Expense	(565)	(379)	(186)
Total Other Income (Expense)	(211)	368	(579)

Net Income	26,583	25,023	1,560

Net Income Attributable to Noncontrolling Interests	(468)	(438)	(30)

Net Income Attributable to Common Stockholders	$26,115	$24,585	$1,530

Revenues
Rental Income
Rental income for the year ended December 31, 2024 increased by approximately $2.6 million, to approximately $48.9 million, compared to approximately $46.3 million for the year ended December 31, 2023. The increase in rental income was primarily attributable to:
•Generated approximately $0.4 million in rental income from the purchase of a cultivation facility in Connecticut in May 2024, reflecting approximately eight months of rental income for the year ended December 31, 2024.

•Generated a full year of rental income in 2024 from the acquisition and development of our Missouri cultivation facility's expansion project, which was acquired in the first quarter of 2023. This resulted in an additional $0.2 million in rental income for the year ended December 31, 2024.
•The funding of $15.1 million of improvements at our cultivation facilities in Arizona, Connecticut, Missouri and Pennsylvania generated approximately $1.4 million in rental income during the year ended December 31, 2024.
•Annual escalations within our portfolio generated an increase of approximately $1.8 million in rental income during the year ended December 31, 2024.
The increases in rental income during 2024 described above were offset by decreases in rental income primarily attributable to:
•In 2023, Revolutionary Clinics defaulted under their lease agreement, leading us to amend the lease in the fourth quarter as part of their business restructuring, which included receiving new third-party capital and appointing new management. As part of the amendment, we collected a portion of the back rent and received warrants in Revolutionary Clinics. However, in the second half of 2024, the tenant faced new operating challenges that impacted their ability to pay their full contractual rent, resulting in partial rent payments. Consequently, our rental income decreased year over year by $1.1 million due to these rent shortfalls in 2024 and the one-time rental revenue recorded in 2023 from the warrants received in lease restructuring.
•A decrease in rental income of approximately $0.2 million related to the sale of a cultivation facility in Massachusetts in October 2023.
Interest Income from Loans
Interest income from loans increased slightly due to the annual rate adjustment on our one loan receivable.
Fees and Reimbursables
Fees and reimbursables for the year ended December 31, 2024 increased by approximately $0.2 million, to approximately $0.7 million, compared to approximately $0.4 million for the year ended December 31, 2023. The increase is primarily due to timing of revenue reimbursements year over year.
Expenses
Property Expenses
Property expenses for the year ended December 31, 2024 decreased by approximately $0.4 million to approximately $0.2 million, compared to $0.7 million for the year ended December 31, 2023. The decrease was primarily attributable to the timing of insurance costs incurred in 2023, which were reimbursed to us during 2024.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2024, increased by approximately $0.4 million to approximately $14.7 million, compared to $14.3 million for the year ended December 31, 2023. The increase in depreciation was attributable to; (i) the acquisition of one cultivation facility acquired in May 2024 for approximately $4.0 million, which generated an increase of approximately $67 thousand; and (ii) an increase of approximately $0.4 million from approximately $37.3 million of improvements from our Arizona, Missouri and two Pennsylvania cultivation facilities that were placed into service during 2024.
General and Administrative Expenses
Total general and administrative expenses for the year ended December 31, 2024 increased by approximately $0.4 million, to approximately $7.9 million, compared to approximately $7.6 million for the year ended December 31, 2023. The increase in general and administrative expense is described below by category.

Compensation Expense
Compensation expense for the year ended December 31, 2024, increased by approximately $0.2 million to approximately $4.7 million, compared to approximately $4.5 million for the year ended December 31, 2023. The increase was primarily due the annual grant of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain officers, employees and directors in 2024.
Professional Fees
Professional fees for the year ended December 31, 2024, increased by approximately $0.1 million to approximately $1.5 million, compared to approximately $1.4 million for the year ended December 31, 2023. The increase was mainly attributable to an increase of approximately $0.2 million of legal fees and approximately $0.1 million related to costs incurred for potential restructuring. These increases were partially offset by a reduction of approximately $0.1 million in audit and tax fees due to timing of these services.
Other General and Administrative Expenses
Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses. Other general and administrative expenses were relatively flat year over year.
Provision for Current Expected Credit Loss
On January 1, 2023, we adopted ASC 326, Financial Instruments - Credit Losses. In connection with this adoption, we used a discounted cash flow model to determine an expected credit loss on our loan receivable and recorded a provision for current expected credit loss of $167 thousand during the year ended December 31, 2023. During the year ended December 31, 2024, we recorded a reduction in the provision for current expected credit loss of approximately $51 thousand, which reduced the allowance for credit loss to approximately $116 thousand as of December 31, 2024.
Impairment Loss on Warrants
During the fourth quarter of 2024, Revolutionary Clinics entered into receivership. Based on our impairment assessments, we determined that the investment in warrants was impaired due to the significant concerns about Revolutionary Clinics' ability to continue as a going concern raised by the receivership (See “Note 10 - Warrants” for further information). As a result, we recorded an impairment loss on warrants of $522 thousand.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income decreased during the year ended December 31, 2024, by approximately $0.3 million, to $0.4 million, compared to $0.7 million for the year ended December 31, 2023, due to lower cash balances in our money market accounts. We primarily used cash liquidity to pay dividends and fund improvement allowances. Refer to the “Summary of Cash Flows” for further information.
Interest Expense
Interest expense for the year ended December 31, 2024, increased by approximately $0.2 million to approximately $0.6 million compared to approximately $0.4 million for the year ended December 31, 2023. The increase was due to a higher outstanding balance on our Revolving Credit Facility.
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
The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the year ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023

Net Income Attributable to Common Stockholders	$26,115	$24,585
Net Income Attributable to Noncontrolling Interests	468	438
Net Income	26,583	25,023

Adjustments:
Real Estate Depreciation and Amortization	14,695	14,266
FFO Attributable to Common Stockholders - Diluted	41,278	39,289
Impairment Loss on Warrants	522	—
Non-cash rental income - other	—	(522)
Provision for current expected credit loss	(51)	167
Stock-Based Compensation	1,674	1,439
Non-Cash Interest Expense	269	282
Amortization of Straight-Line Rent Expense	(3)	(1)
AFFO Attributable to Common Stockholders - Diluted	$43,689	$40,654
Liquidity and Capital Resources
Our cash requirements include the payment of dividends to our shareholders, distributions to our OP Units holders (“OP Unitholders”), general and administrative expenses, debt service, other expenses related to managing our existing portfolio, as well as acquisitions and unfunded improvement commitments on our properties. The sources of liquidity to fund these cash requirements include rental income from the leasing of our properties, which is our primary source of cash flow, borrowings under our Revolving Credit Facility and equity and debt issuances, including issuance of common stock under our ATM Program, if markets permit. Where possible, we also may issue OP Units to acquire properties from existing owners seeking a tax-deferred transaction.
As of December 31, 2024, we had $102.6 million of liquidity comprised of $20.2 million of cash and cash equivalents and $82.4 million available on our $90.0 million Revolving Credit Facility, subject to sufficient collateral in the borrowing base. Additionally, the ATM Program allows us to raise capital up to $50.0 million. We cannot however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

During the second half of 2024, the Federal Reserve eased its monetary policy by reducing the target range for the federal funds rate by one percentage point. Despite this cut, interest rates have remained relatively stable. As of December 2024, the annual inflation rate in the U.S. is 2.9% for 2024. However, challenges persist due to higher interest rates and inflation, which may adversely impact our cash flow from ongoing operations.

We expect that our cash flow from continuing operations over the next twelve months, combined with our cash reserves, will be sufficient to fund our business operations, pay cash dividends to our shareholders, make distributions on our OP Units, and cover debt service.
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
Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Year Ended
	December 31,
	2024	2023
Net Cash Provided by Operating Activities	$43,349	$40,084
Net Cash Used in Investing Activities	$(19,135)	$(12,835)
Net Cash Used in Financing Activities	$(29,844)	$(46,598)
Cash and Cash Equivalents - End of Year	$20,213	$25,843
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the years ended December 31, 2024 and 2023 were approximately $43.3 million and approximately $40.1 million, respectively. Net cash flows provided by operating activities primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the years ended December 31, 2024 and 2023 were approximately $19.1 million and approximately $12.8 million, respectively. Net cash used in investing activities for the year ended December 31, 2024 related to approximately $4.0 million used to purchase a cultivation facility in Connecticut and approximately $15.1 million used to fund improvements at four cultivation facilities. Net cash used in investing activities for the year ended December 31, 2023 related to approximately $0.4 million used to purchase an adjacent parcel of land by an existing cultivation facility in Missouri and approximately $14.4 million used to fund improvement at four cultivation facilities, partially offset by approximately $1.9 million of proceeds received from the sale of our Palmer, Massachusetts property.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the years ended December 31, 2024 and 2023 was approximately $29.8 million and approximately $46.6 million, respectively. Cash used in financing activities for the year ended December 31, 2024, related to approximately $35.0 million in dividend payments to holders of our common stock, as well as distributions on our OP Units, $1.0 million to pay down our loan payable, approximately $0.3 million of deferred offering costs incurred in connection with our ATM Program and approximately $84 thousand of cash paid for taxes in lieu of issuance of common stock. These cash outflows were offset by a cash inflow of $6.6 million from draws on our Revolving Credit Facility. Net cash used in financing activities for the year ended December 31, 2023, mainly related to approximately $33.7 million in dividend payments to holders of our common stock, as well as distributions on our OP Units, $1.0 million to pay down our loan payable, approximately $11.8 million to buy back stock under the stock repurchase program and approximately $43 thousand of cash paid for taxes in lieu of issuance of common stock.

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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the year ended December 31, 2024, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our OP Units totaling $1.70 per share.
During the year ended December 31, 2023, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our OP Units totaling $1.57 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of December 31, 2024, we had aggregate unfunded commitments to invest approximately $11.0 million to develop and improve our existing cultivation facility in Connecticut.
Corporate Office Lease
As of December 31, 2024, we are the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year four. The office lease has a remaining average lease term of approximately 1.67 years.
Revolving Credit Facility
As of December 31, 2024, the interest rate on our revolving credit facility was 5.65% and we had $7.6 million outstanding under the facility. See Note 6 - Financings for more details.
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
Recent Accounting Pronouncements
Refer to Note 2 - “Basis of Presentation and Summary of Significant Accounting Policies” for recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility. As of December 31, 2024, we had $7.6 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% through May 2025 and a floating rate thereafter. Therefore, if interest rates decrease, our required interest payments may exceed those based on current market rates. If interest rates remain higher for longer, our cost of financing will significantly increase when the Revolving Credit Facility adjusts to a floating rate in May 2025. We may choose to mitigate such interest rate risk through the use of interest rate derivative instruments.
Impact of Inflation
As of December 2024, the annual inflation rate declined to approximately 2.9% from 3.5% at the end of 2023 and a high of 6.5% at the end of 2022. We enter into leases that generally provide for annual fixed increases in rent at a predetermined rate. In some instances, leases provide for annual increases in rent based on the increase in the Consumer Price Index (“CPI”). We expect these lease provisions to result in rent increases over time. During times when inflation exceeds the rent increases stipulated in the leases, rent increases may not keep up with the rate of inflation.
Seasonality
Our business is not, and we do not expect our business to be, subject to material seasonal fluctuations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2024 (the end of the period covered by this Annual Report).
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

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024 based on criteria in Internal Control—Integrated Framework issued by the COSO.

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
ITEM 9B. OTHER INFORMATION.
During the quarter ended December 31, 2024, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.
On March 6, 2025, the Company entered an amended and restated employment agreement with Ms. Lisa Meyer, effective June 13, 2025 (the “Effective Date”), pursuant to which she will continue to serve as the Chief Financial Officer, Treasurer and Secretary of the Company (the “Amended and Restated Employment Agreement”). As of the Effective Date, the Amended and Restated Employment Agreement will replace and supersede Ms. Meyer’s existing employment agreement (the “Prior Employment Agreement”) with the Company, which expires on June 13, 2025.

The Amended Employment Agreement modifies certain terms of the Prior Employment Agreement, including, but not limited to (i) adding the requirement that Ms. Meyer be employed at the end of the fiscal year in order to receive the Annual Bonus, unless Ms. Meyer is terminated without Cause, for Good Reason or due to her Death or Disability (as each term is defined in the Amended Employment Agreement); (ii) removing the provisions that Ms. Meyer is entitled to receive the Accrued Obligations (as such term is defined in the Amended Employment Agreement) in the event she is terminated without Cause, resigns for Good Reason, terminated due to her Death or Disability or terminated due to the non-renewal of the Term (as such term is defined in the Amended Employment Agreement) by the Company; and (iii) adding a provision that in the event (A) Ms. Meyer is terminated from the Company due to the non-renewal of the Term by the Company; (B) such termination occurs after the signing of a purchase or sale agreement that would result in a Change of Control (as such term is defined in the Amended Employment Agreement); (C) the Change of Control is not consummated prior to the termination; and (D) Ms. Meyer executes and does not timely revoke a written Release (as such term is defined in the

Amended Employment Agreement) in accordance with the terms of such Release, then Ms. Meyer shall be entitled to the following: (1) the Prior Year Bonus (as such term is defined in the Amended Employment Agreement) that was earned but unpaid as of the termination date; (2) the Pro Rata Bonus (as such term is defined in the Amended Employment Agreement); (3) a severance payment, equal to one times Ms. Meyer’s Base Salary (as such term is defined in the Amended Employment Agreement) in effect on the date of termination (without giving effect to any reduction in Base Salary that constitutes Good Reason) plus the target Annual Bonus for the year in which the termination occurred; (4) immediate vesting of any outstanding Company equity awards; and (5) a lump-sum payment equal to the COBRA premiums that Ms. Meyer would pay if she elected COBRA under the Company’s health plan for herself and her dependents for the 18-month period following the date of termination.

All other material terms contained in the Prior Employment Agreement remain substantially unchanged in the Amended Employment Agreement. The foregoing description of the Amended Employment Agreement does not purport to be complete and is qualified in its entirety by the full text of the Amended Employment Agreement, a copy of which will be filed with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan
The following table summarizes information about the Company’s equity compensation plan under which our common stock may be issued as of December 31, 2024.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity compensation plans approved by security holders	393,096		1,796,909
Equity compensation plans not approved by security holders	—	—	—
Total	393,096	—	1,796,909
(1) Consists of awards granted under the 2021 Equity Incentive Plan. This amount includes 59,217 vested RSUs, 68,253 unvested RSUs, 223,078 unvested PSUs and 42,548 PSUs scheduled to be issued on January 17, 2025. The number of unvested PSUs reflects the maximum number of shares issuable if the maximum performance criteria are achieved. There is no weighted-average exercise price for these RSUs and PSUs.
(2) Reflects shares available for issuance under the 2021 Equity Incentive Plan, assuming that maximum performance is achieved with respect to PSUs. Excludes 42,548 PSUs scheduled to be issued on January 17, 2025.
The remainder of the information required by Item 12 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2024.

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
10.3†
Amended and Restated Employment Agreement between NewLake Capital Partners, Inc. and Anthony Coniglio (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Current Report on Form 8-K filed on December 17, 2024).

10.4†	Employment Agreement between NewLake Capital Partners, Inc. and Lisa Meyer (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2024).
10.5†	Indemnification Agreement between NewLake Capital Partners, Inc. and Lisa Meyer (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 16, 2022).
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

10.13†	Indemnification Agreement, dated December 12, 2024, by and between NewLake Capital Partners, Inc. and Dina Rollman.
10.14†	Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
10.15	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
10.16
Warrant Agreement between NewLake Capital Partners, Inc, and NLCP Holdings, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.17†	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).

10.18†
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

10.23
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

10.26
Equity Distribution Agreement, dated June 10, 2024, by and among the Company, NLCP Operating Partnership LP and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed June 11, 2024).

10.27
Equity Distribution Agreement, dated November 20, 2024, by and among the Company, NLCP Operating Partnership LP and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed November 20, 2024).

10.28
Amendment Number One to Loan and Security Agreement, dated July 29, 2022, between the Operating Partnership and a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2022).

16.1	Letter from BDO USA, P.C. to the Securities and Exchange Commission, dated June 21, 2024 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed June 21, 2024).
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Marcum LLP.
23.2*	Consent of BDO USA, P.C.
31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Coniglio	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
Anthony Coniglio

/s/ Lisa Meyer	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 6, 2025
Lisa Meyer

/s/ Gordon DuGan	Director (Chairman)	March 6, 2025
Gordon DuGan

/s/ Alan Carr	Director	March 6, 2025
Alan Carr

/s/ Joyce Johnson	Director	March 6, 2025
Joyce Johnson

/s/ Peter Kadens	Director	March 6, 2025
Peter Kadens

/s/ Peter Martay	Director	March 6, 2025
Peter Martay

/s/ Dina Rollman	Director	March 6, 2025
Dina Rollman

/s/ David Weinstein	Director	March 6, 2025
David Weinstein

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NewLake Capital Partners, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
NewLake Capital Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NewLake Capital Partners, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

We have served as the Company’s auditor since 2024

New York, New York
March 6, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
NewLake Capital Partners, Inc.
New Canaan, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of NewLake Capital Partners, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.
We served as the Company's auditor from 2021 to 2024.
Denver, Colorado
March 11, 2024

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets:
Real Estate
Land	$22,891	$21,397
Building and Improvements	408,552	390,911
Total Real Estate	431,443	412,308
Less Accumulated Depreciation	(44,709)	(31,999)
Net Real Estate	386,734	380,309
Cash and Cash Equivalents	20,213	25,843
In-Place Lease Intangible Assets, net	17,794	19,779
Loan Receivable, net (Current Expected Credit Loss of $116 and $167, respectively)	4,884	4,833
Other Assets	1,911	2,528
Total Assets	$431,536	$433,292

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,515	$1,117
Revolving Credit Facility	7,600	1,000
Loan Payable, net	-	1,000
Dividends and Distributions Payable	9,246	8,385
Security Deposits	8,117	8,616
Rent Received in Advance	684	990
Other Liabilities	402	227
Total Liabilities	27,564	21,335

Commitments and Contingencies (Note 15)

Equity:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	-	-
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,514,583 and 20,503,520 Shares Issued and Outstanding, respectively	205	205
Additional Paid-In Capital	446,627	445,289
Accumulated Deficit	(50,067)	(40,909)

Total Stockholders' Equity	396,765	404,585

Noncontrolling Interests	7,207	7,372

Total Equity	403,972	411,957

Total Liabilities and Equity	$431,536	$433,292
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2024	2023
Revenue:

Rental Income	$48,926	$46,341
Interest Income from Loans	533	521
Fees and Reimbursables	672	442
Total Revenue	50,131	47,304

Expenses:

Property Expenses	239	657
Depreciation and Amortization Expense	14,713	14,266
General and Administrative Expenses:
Compensation Expense	4,675	4,477
Professional Fees	1,506	1,361
Other General and Administrative Expenses	1,733	1,721
Total General and Administrative Expenses	7,914	7,559
Total Expenses	22,866	22,482

Provision for Current Expected Credit Loss	51	(167)
Impairment Loss on Warrants	(522)	—

Income From Operations	26,794	24,655

Other Income (Expense):
Other Income	354	747
Interest Expense	(565)	(379)
Total Other Income (Expense)	(211)	368

Net Income	26,583	25,023

Net Income Attributable to Noncontrolling Interests	(468)	(438)

Net Income Attributable to Common Stockholders	$26,115	$24,585

Net Income Attributable to Common Stockholders Per Share - Basic	$1.27	$1.16

Net Income Attributable to Common Stockholders Per Share - Diluted	$1.27	$1.16

Weighted Average Shares of Common Stock Outstanding - Basic	20,564,179	21,169,010

Weighted Average Shares of Common Stock Outstanding - Diluted	20,963,532	21,548,976
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957

Conversion of Vested RSUs to Common Stock	8,790	—	—	—	—	—

PSUs to be Settled in Cash	—	—	(251)	—	—	(251)

Conversion of OP Units to Common Stock	942	—	19	—	(19)	—

Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(84)	—	—	(84)

Stock-Based Compensation	1,331	—	1,674	—	—	1,674

Dividends to Common Stock	—	—	—	(34,870)	—	(34,870)

Dividends to Restricted Stock Units	—	—	—	(403)	—	(403)

Distributions to OP Unitholders	—	—	—	—	(634)	(634)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(20)	—	20	—

Net Income	—	—	—	26,115	468	26,583

Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972
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

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	2024	2023
Cash Flows from Operating Activities:
Net Income	$26,583	$25,023
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	1,674	1,439
Depreciation and Amortization Expense	14,713	14,266
Amortization of Debt Issuance Costs	269	268
Amortization of Debt Discount	-	14
Provision for Credit Loss	(51)	167
Non-Cash Rental Income	—	(522)
Straight-Line Rent Expense	(3)	(1)
Application of Rent Escrow	(1,210)	—
Application of Security Deposit	-	(1,323)
Impairment Loss on Warrants	522	—
Changes in Assets and Liabilities
Other Assets	124	229
Accounts Payable and Accrued Expenses	398	(540)
Security Deposits	711	2,166
Rent Received in Advance	(306)	(385)
Other Liabilities	(75)	(717)
Net Cash Provided by Operating Activities	43,349	40,084

Cash Flows from Investing Activities:
Refund of Capitalized Acquisition Closing Costs	3	—
Funding of Building and Tenant Improvements	(15,145)	(14,434)
Acquisition of Real Estate	(3,993)	(350)
Proceeds from Disposition of Real Estate	—	1,949
Net Cash Used in Investing Activities	(19,135)	(12,835)

Cash Flows from Financing Activities:
Repurchase of Common Stock	—	(11,807)
Cash Paid for Taxes in Lieu of Issuance of Common Stock	(84)	(43)
Common Stock Dividends Paid	(34,250)	(33,058)
Restricted Stock Units Dividend Equivalents Paid	(173)	(79)
Distributions to OP Unitholders	(623)	(583)
Borrowings from Revolving Credit Facility	6,600	—
Principal Repayment on Loan Payable	(1,000)	(1,000)
Deferred Financing Costs	—	(28)
Deferred Offering Costs	(314)	—
Net Cash Used in Financing Activities	(29,844)	(46,598)

Net (Decrease) in Cash and Cash Equivalents	(5,630)	(19,349)

Cash and Cash Equivalents - Beginning of Year	25,843	45,192

Cash and Cash Equivalents - End of Year	$20,213	$25,843

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$303	$137
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,246	$8,385
Investment in Warrants	$—	$522
Conversion of OP Units to Common Stock	$19	$—
Common Stock Issued in Lieu of Director Cash Compensation	$26	$—
Accrual for PSU Settlement in Cash	$251	$—
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1 - Organization
NewLake Capital Partners, Inc. (the “Company”, “we”, “us", “our”), a Maryland corporation, was formed on April 9, 2019, originally as GreenAcreage Real Estate Corp. (“GARE”). The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company conducts its operations through its subsidiary, NLCP Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership” or “OP”). The Company is the sole managing general partner of the Operating Partnership. The Company’s common stock trades on the OTCQX® Best Market (the “OTCQX”) operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2024 and 2023, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Investment in Real Estate
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
The Company capitalizes costs associated with building and tenant improvement when it is considered the accounting owner of such improvements. These improvements generally consist of building additions or significant upgrades to existing facilities. The improvements are classified under Buildings and Improvements in the consolidated balance sheet and are considered construction in progress until placed in service. Such improvements are considered placed in service when they are ready and available for their intended use.
Upon acquisition of a property, the Company allocates the purchase price of the real estate to land, building and improvements, site improvements and if applicable, determined intangibles, such as the value of above and below market leases and origination costs associated with the in-place lease. The tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. We estimate the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs for asset acquisitions are capitalized as incurred. All of our real estate investments to date were recorded as asset acquisitions.
The Company depreciates the amount allocated to building and improvements on a straight-line basis over their estimated useful lives, which generally range from 20 to 35 years. Site improvements at our buildings, if any, are depreciated over the estimated useful lives, generally range from 8 to 15 years. Tenant improvements are depreciated on a straight-line basis over the lease term and intangibles related to in-place leases are amortized over the remaining lease term.
Impairment of Real Estate
The Company reviews current activities and changes in the business condition of all of our properties to identify any triggering events or impairment indicators. Each real estate asset is evaluated for impairment on a property-by-property basis. If triggering events or impairment indicators are identified, the Company assesses the carrying value of its real estate for potential impairment. Indicators of impairment may include but are not limited to, deterioration in rent rates for a property, decline in projected rental rates, evidence of material physical damage to the property, holding period, and tenant defaults.
An impairment provision is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that the Company utilizes in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. The amount of the impairment recorded is based on the fair market value of the real estate asset.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
The Company recognizes gains or losses when real estate is sold in accordance with the provisions of Accounting Standards Codification ("ASC") ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The gain or loss recorded is measured as the difference between the sales price less cost to sell and the carrying amount of the real estate asset. The gain or loss from the sale of real estate is recognized in the consolidated statements of operations.
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
Operating leases where the minimum lease payments are not reasonably predictable are recognized on a cash basis. The collectability criteria for the Company’s operating leases is assessed quarterly on an individual basis, incorporating several financial metrics, which include but are not limited to, free cash flow, profitability, debt profile and federal tax liability. In its assessment, the Company also considers the impact of federal regulatory uncertainty and state regulatory challenges in the cannabis industry, including the fact that cannabis remains illegal under federal law. These environmental factors are a significant factor in the Company's assessment of collectability of lease payments given the pervasive impacts on our tenants' financial performance and ability to continue as a going concern. Based on its assessment, the Company has determined collectability of rent for each of its tenants is uncertain and rental income was recorded on a cash basis. The Company will continue to assess quarterly the collectability of lease payments for each tenant as required by ASC 842.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company has deposited cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. As of December 31, 2024, the Company had cash accounts in excess of FDIC insured limits. The Company mitigates the potential of losses with deposit accounts that offer FDIC insurance through a network of banks for its cash deposits in excess of $250,000. The Company did not hold any cash equivalents as of December 31, 2024 and December 31, 2023.
Loan Receivable, net
Loans originated by the Company are initially recorded at their principal amount net of any premium or discount and is accounted for under ASC 326, Financial Instruments - Credit Losses ("CECL"). The CECL expected loss model requires the Company to record an allowance for the expected credit loss for the life of a loan receivable, which is recognized when the loan is either originated or acquired. The allowance for credit losses is deducted from, or added to the amortized cost basis of the loan receivable to present the net amount expected to be collected on the financial asset(s). At each reporting period, the Company updates its estimate and adjusts the allowance for credit losses accordingly. Changes in the allowance are recorded in the consolidated statement of operations in “Provision for Current Expected Credit Loss”. Decreases in the allowance are recorded as a reversal of credit loss expense. The Company generally uses a discounted cash flow model approach to determine the credit loss, if any, for its loans receivable subject to the CECL guidance.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Interest income on loans is recorded using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of “Interest Income from Loans” in the consolidated statements of operations.
Investment in Equity Securities
The Company records its investment in warrants under ASC 321, Investments - Equity Securities (“ASC 321”). This guidance provides an alternative to the requirement to carry equity interests at fair value in accordance with ASC 820, Fair Value Measurement. The measurement alternative applies to certain equity interests without readily determinable fair values that are within the scope of ASC 321 and are otherwise required to be measured at fair value. Application of the measurement alternative is optional and is applied upon acquisition of an equity interest on an instrument-by-instrument basis. The Company elected to use the measurement alternative to value its investment in warrants was initially recorded at cost and reviewed quarterly for impairment and is classified in “Other Assets” in the consolidated balance sheets. Any impairment losses would be recognized in the statement of operations and classified in “Impairment Loss.”
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
the Company cannot hold or engage in directly. Generally, a TRS may engage in any real estate or non-real estate-related business.
A domestic TRS may declare dividends to the Company which will be included in the Company’s taxable income/(loss) and may necessitate a distribution to stockholders. Conversely, if the Company retains earnings at the domestic TRS level, no distribution is required. A domestic TRS is subject to U.S. federal, state and local corporate income taxes.
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
Performance Stock Units
Under ASC 718, stock based compensation expense for performance stock units (“PSUs”) is recorded at fair value of the equity award and is recognized over the performance period whether or not the performance hurdles are achieved. The fair value of the PSUs are determined using a Monte Carlo simulation for the future stock price of the Company and its corresponding peer group over the performance period. If awards are forfeited prior to vesting, the Company will reverse any previously recognized expense related to such awards in the period during which the forfeiture occurred. If performance hurdles are not met as of the last day of the performance period, the units are cancelled and no reversal of previously recognized expense is recorded for the cancelled units. If performance hurdles are met at the maximum level and the maximum award is issued (refer to Note 9 - Stock-Based Compensation for further details), no additional compensation expense is recorded for the additional issued units.
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
Noncontrolling Interests
Noncontrolling interests represent Limited Partnership Interest (“LPI Units”) in the Operating Partnership not held by the Company. Noncontrolling interests in the Operating Partnership are shown in the consolidated statements of changes in equity.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Segments
The Company specializes in long-term, single-tenant, triple-net sale leaseback and build-to-suit projects within the regulated cannabis industry. The Company’s properties are aggregated into one reportable segment due to their similarities: they are leased to state-licensed operators on a long-term triple-net basis, and consist of improvements that are reusable and share similar economic characteristics. The Chief Operating Decision Maker (“CODM”), reviews financial information for our entire consolidated operations when making decisions related to assessing our operating performance. See Note 16 “Segment Information” for additional information.
Recently Adopted Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements.	December 15, 2024	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements since the CODM regularly reviews financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location, tenant or other factors. Accordingly, for disclosure purposes, the Company has a single reportable segment.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid.	December 15, 2024	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements since the Company operates as a REIT and does not have income that qualifies for income tax expense.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”). Within the notes to the financial statements, the amendment requires tabular disclosure of disaggregated information related to expense captions presented on the face of the income statement that include expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendment does not change the timing or amount of expense recognized, rather it is intended to provide incremental information about the components of an entity’s expenses.
	For annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

Note 3 - Real Estate
2024 Real Estate Portfolio
As of December 31, 2024, the Company owned 32 properties located in 12 states. The following table represents the Company’s real estate portfolio as of December 31, 2024 (dollars in thousands):

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(93)		$836
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,436)		8,355
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,370)		8,791
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(953)		12,626
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,963	12,315	15,278	(1,024)		14,254
C3 Industries		Connecticut	Cultivation	321	4,653	4,974	(68)	(2)	4,906
C3 Industries		Missouri	Cultivation	948	28,069	29,017	(1,180)		27,837
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(2,433)	(2)	29,580
The Cannabist Company	(3)	California	Dispensary	1,082	2,692	3,774	(327)		3,447
The Cannabist Company	(3)	Illinois	Dispensary	162	1,053	1,215	(123)		1,092
The Cannabist Company	(3)	Illinois	Cultivation	801	10,560	11,361	(1,250)		10,111
The Cannabist Company	(3)	Massachusetts	Dispensary	108	2,212	2,320	(289)		2,031
The Cannabist Company	(3)	Massachusetts	Cultivation	1,136	12,690	13,826	(2,022)		11,804
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(7,177)		43,555
Curaleaf		Connecticut	Dispensary	184	2,746	2,930	(348)		2,582
Curaleaf		Florida	Cultivation	388	75,595	75,983	(8,550)		67,433
Curaleaf		Illinois	Dispensary	69	525	594	(69)		525
Curaleaf		Illinois	Dispensary	65	959	1,024	(130)		894
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(150)		1,584
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(397)		2,956
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(179)		1,995
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(420)		2,942
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(176)		1,742
Curaleaf		Pennsylvania	Dispensary	216	2,010	2,226	(260)		1,966
Greenlight		Arkansas	Dispensary	238	1,919	2,157	(248)		1,909
Mint		Arizona	Cultivation	3,574	18,236	21,810	(46)		21,764
Organic Remedies		Missouri	Cultivation	204	20,897	21,101	(3,264)		17,837
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(390)		1,722
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(79)		1,471
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(150)		1,165
Revolutionary Clinics, Inc.		Massachusetts	Cultivation	926	41,934	42,860	(4,279)		38,581
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(5,829)		38,441

Total Real Estate(4)				$22,891	$408,552	$431,443	$(44,709)		$386,734
(1) Includes construction in progress in the amount of $2.0 million that had been funded as of December 31, 2024.
(2) A portion of this investment is currently under development or undergoing building or tenant improvements. Once the development or improvements are completed and placed-in-service, the Company will begin depreciating the applicable part of the property.
(3) This tenant was formerly known as Columbia Care.
(4) At times, numbers in this table may differ due to rounding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
2023 Real Estate Portfolio
As of December 31, 2023, the Company owned 31 properties located in 12 states. The following table represents the Company’s real estate portfolio as of December 31, 2023 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(75)		$854
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,160)		8,631
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,107)		9,054
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(578)		13,001
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,964	11,565	14,529	(611)		13,918
C3 Industries	(2)	Missouri	Cultivation	948	19,242	20,190	(512)	(3)	19,678
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(1,419)	(3)	30,594
The Cannabist Company	(4)	California	Dispensary	1,082	2,692	3,774	(241)		3,533
The Cannabist Company	(4)	Illinois	Dispensary	162	1,053	1,215	(91)		1,124
The Cannabist Company	(4)	Illinois	Cultivation	801	10,560	11,361	(920)		10,441
The Cannabist Company	(4)	Massachusetts	Dispensary	108	2,212	2,320	(213)		2,107
The Cannabist Company	(4)	Massachusetts	Cultivation	1,136	12,690	13,826	(1,483)		12,343
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(5,730)		45,002
Curaleaf		Connecticut	Dispensary	184	2,748	2,932	(255)		2,677
Curaleaf		Florida	Cultivation	388	75,595	75,983	(6,322)		69,661
Curaleaf		Illinois	Dispensary	69	525	594	(51)		543
Curaleaf		Illinois	Dispensary	65	959	1,024	(96)		928
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(110)		1,624
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(292)		3,061
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(135)		2,039
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(309)		3,053
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(129)		1,789
Curaleaf		Pennsylvania	Dispensary	216	2,011	2,227	(191)		2,036
Greenlight	(5)	Arkansas	Dispensary	238	1,919	2,157	(183)		1,974
Mint		Arizona	Cultivation	2,400	14,822	17,222	—	(3)	17,222
Organic Remedies		Missouri	Cultivation	204	20,897	21,101	(2,181)		18,920
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(287)		1,825
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(42)		1,508
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(110)		1,205
Revolutionary Clinics, Inc.		Massachusetts	Cultivation	926	41,934	42,860	(3,070)		39,790
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(4,096)		40,174

Total Real Estate(6)				$21,397	$390,911	$412,308	$(31,999)		$380,309
(1) Includes construction in progress in the amount of $24.2 million that had been funded as of December 31, 2023.
(2) This tenant was formerly known as Bloom Medicinal.
(3) A portion of this investment is currently under development or undergoing building or tenant improvements. Once the development or improvements are completed and placed-in-service, the Company will begin depreciating the applicable part of the property.
(4) This tenant was formerly known as Columbia Care.
(5) GL Partners, Inc. (dba Greenlight), acquired the tenant and was added as a guarantor. Curaleaf remained an as additional guarantor subject to certain conditions in the lease

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
agreement which were met during 2024. Curaleaf was subsequently released as an additional guarantor and Greenlight remained as a the sole guarantor.
(6) At times, numbers in this table may differ due to rounding.
Real Estate Acquisitions
2024 Acquisitions
In May 2024, the Company purchased a cultivation facility in Connecticut for approximately $4.0 million and committed to fund $12.0 million in improvements (refer to the 2024 Improvement Allowances table below for details). The property was simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisitions for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Connecticut	Cultivation	May 7, 2024	$3,993
Total				$3,993
2023 Acquisitions
During the year ended December 31, 2023, the Company exercised its option to acquire an adjacent parcel of land to expand its cultivation facility in Missouri and invested approximately $350 thousand and committed to fund approximately $16.2 million to expand the facility (refer to the 2023 Improvement Allowances table below for details).

The following table presents the real estate acquisitions for the year ended December 31, 2023 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries(1)	Missouri	Cultivation	March 3, 2023	$350
Total				$350
(1) This tenant was formerly known as Bloom Medicinal
Real Estate Commitments
2024 Improvement Allowances
During the year ended December 31, 2024, the Company funded approximately $15.1 million towards its committed improvement allowances across four tenants. The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2024 (in thousands):

Tenant		Market	Site Type	Closing Date	Funded Commitments		Unfunded Commitments
Ayr Wellness, Inc.		Pennsylvania	Cultivation	June 30, 2022	$750		$—
C3 Industries		Connecticut	Cultivation	May 7, 2024	981		11,043
C3 Industries	(1)	Missouri	Cultivation	March 3, 2023	8,826		—
Mint		Arizona	Cultivation	June 24, 2021	4,588	(2)	—
Total					$15,145		$11,043
(1) This tenant was formerly known as Bloom Medicinal. The funded commitments related to the Missouri cultivation facility expansion project.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
(2) Effective June 6, 2024, the lease agreement was amended to include an additional commitment of approximately $800 thousand, which was funded during the year ended December 31, 2024.
2023 Improvement Allowance
During the year ended December 31, 2023, the Company funded approximately $14.4 million towards its committed improvement allowances across five tenants. The following table presents the funded commitments and unfunded commitments for the year ended December 31, 2023 (in thousands):

Tenant		Market	Site Type	Closing Date	TI Funded	Unfunded Commitments

Ayr Wellness, Inc.		Pennsylvania	Cultivation	June 30, 2022	$—	$750
C3 Industries	(1)	Missouri	Cultivation	April 1, 2022	7,858	8,826
Calypso Enterprises		Pennsylvania	Cultivation	August 5, 2022	2,013	987	(2)
Mint		Arizona	Cultivation	June 24, 2021	4,281	3,788	(3)
Organic Remedies		Missouri	Cultivation	December 20, 2021	282	—
Total					$14,434	$14,351
(1) This tenant was formerly known as Bloom Medicinal.
(2) During 2024, the Company's obligation to fund the remaining improvement allowance was suspended until all outstanding rent is paid and the escrow deposit is replenished.
(3) Effective June 1, 2023, the lease agreement was amended to include an additional commitment of approximately $6.5 million.
Construction in Progress
As of December 31, 2024 and 2023, funded commitments recorded in Construction in Progress (“CIP”) were approximately $2.0 million and $24.2 million, respectively, and are classified in “Buildings and Improvements” in the accompanying consolidated balance sheets.
2024 Construction in Progress
The following table presents the CIP balance for the year ended December 31, 2024 (in thousands):

Tenant	State	Site Type	CIP Balance(1)
C3 Industries	Connecticut	Cultivation	$981
Calypso Enterprises	Pennsylvania	Cultivation	1,006
Total			$1,987
(1) These properties were under development or undergoing building or tenant improvements as of December 31, 2024. Once the development or the improvements are completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
2023 Construction in Progress
The following table presents the CIP balance for the year ended December 31, 2023 (in thousands):

Tenant		State	Site Type	CIP Balance(2)
C3 Industries	(1)	Missouri	Cultivation	$7,324
Calypso Enterprises		Pennsylvania	Cultivation	2,013
Mint		Arizona	Cultivation	14,822
Total				$24,159
(1) This tenant was formerly known as Bloom Medicinal.
(2) These properties were under development or undergoing building or tenant improvements as of December 31, 2023. Once the development or the improvements are completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.
Disposal of Real Estate
2024 Dispositions
There were no sales of real estate property investments during the year ended December 31, 2024.
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
In-place Lease Intangible Assets
The following table presents the future amortization of the Company’s acquired in-place leases as of December 31, 2024 (in thousands):

Year	Amortization Expense
2025	$1,985
2026	1,985
2027	1,985
2028	1,985
2029	1,985
Thereafter	7,869
Total	$17,794
Depreciation and Amortization
Depreciation expense on the Company’s real estate assets was approximately $12.7 million and $12.3 million for the years ended December 31, 2024 and 2023, respectively.
Amortization of the Company’s acquired in-place lease intangible assets were approximately $2.0 million for both the years ended December 31, 2024 and 2023. As of December 31, 2024, the in-place lease intangible assets have a weighted average remaining amortization period of 9.23 years.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
Real Estate Impairment
The Company did not identify any situations in its review of tenant activities and changes in the business condition of all of its properties that would require the recognition of a real estate impairment loss. Accordingly, the Company did not record a real estate impairment loss for the years ended December 31, 2024 and 2023.
Note 4 – Leases
As Lessor
The Company’s properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statement of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore not reflected in the statement of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the year ended December 31, 2024 and 2023, the reimbursable revenues were $470.7 thousand and $255.8 thousand, respectively. Reimbursable expenses are classified as "Property Expenses" in the accompanying consolidated statements of operations.
The Company’s tenants operate in the cannabis industry. All of the Company’s leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain leases of the Company also contain an Improvement Allowance (“IA”), which is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if all the IA has been funded, even if there are still unfunded commitments. IA’s also contains annual increases which generally increase at the same rate as base rent, per the lease agreement.
Certain of the Company’s leases provide the lessee with one or two term extension options, which generally contain annual increases in rent as explained above. Certain of the Company’s leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. During the fourth quarter of 2023, the Company granted Calypso Enterprises (“Calypso”) a purchase option to purchase the leased property and during the first quarter of 2024, the tenant was out of compliance with certain provisions of the lease and as a result the purchase option was terminated. As of December 31, 2024, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029, provided certain conditions are met per the lease. As of December 31, 2024, the Company’s gross investment in these two properties was approximately $6.3 million.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 4 - Leases (continued)
Lease Income

The following table presents the future contractual minimum rent under the Company’s operating leases as of December 31, 2024 (in thousands):

Year	Contractual Minimum Rent(1)
2025	$52,094
2026	53,327
2027	54,696
2028	56,100
2029	57,541
Thereafter	489,099
Total	$762,857
(1) This table includes future contractual minimum rent from two non-performing tenants since each respective lease remained in effect and had not been modified or terminated as of December 31, 2024.
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. As of December 31, 2024 and 2023, the Company owned 32 and 31 properties, respectively, leased to 13 tenants across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.
Credit Risk Concentration
The following table presents the tenants in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, excluding reimbursable revenues, for each of the periods presented:

For the Year Ended December 31,
2024				2023
Tenant		Number of Leases	Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)
Curaleaf		10	23%	Curaleaf		10	24%
Cresco Labs		1	14%	Cresco Labs		1	14%
Trulieve		1	11%	Trulieve		1	12%
Cannabist	(2)	5	9%	Cannabist	(2)	5	9%
Calypso Enterprises		1	7%	Calypso Enterprises		1	7%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursements.
(2) This tenant was formerly known as Columbia Care.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 4 - Leases (continued)
Geographic Concentration
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, excluding reimbursable revenues, for each of the periods presented:

For the Year Ended December 31,
2024			2023
State	Number of Properties	Percentage of Rental Income(1)	State	Number of Properties		Percentage of Rental Income(1)
Pennsylvania	7	26%	Pennsylvania	7		27%
Florida	1	19%	Florida	1		20%
Illinois	7	18%	Illinois	7		19%
Massachusetts	5	12%	Massachusetts	6	(2)	14%
Missouri	2	11%	Missouri	2		9%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursements.
(2) Included in the number of properties and revenue is one Massachusetts property sold in October 2023.
Condition of Our Tenants
During the fourth quarter of 2023, the Company amended its leases with: a) Revolutionary Clinics, Inc. (“Revolutionary Clinics”), as part of a restructuring of their business, their receipt of new third-party capital and new management; and b) Calypso in connection with their sale to Canvas Acquisition Corporation. Both tenants experienced recent operating challenges impacting their ability to pay rent as described below.
Revolutionary Clinics
Since June 2024 through December 31, 2024. Revolutionary Clinics paid approximately 50% of its contractual rent. On December 13, 2024, Revolutionary Clinics entered into receivership. The Company is currently working with the receiver and the tenant and the Company has reserved all of its rights under the lease agreement.
Calypso Enterprises
From September 2024 through December 2024, Calypso Enterprises did not pay the contractual rent due under its lease agreement. The Company held an escrow deposit equivalent to approximately six months of rent, and the Company applied approximately $1.2 million from this escrow deposit to cover the outstanding rent for this period. Additionally, as of September 2024, in accordance with the lease agreement, the Company suspended our obligation to fund the remaining improvement allowance of approximately $987 thousand until all outstanding rent is paid and the escrow deposit is replenished. The remaining balance of the escrow deposit as of December 31, 2024, was approximately $446 thousand. The Company is currently in discussion with the tenant and the Company has reserved all of its rights under the lease agreement.
As Lessee
On June 1, 2022, the Company entered into a four year lease agreement, subject to annual escalations, which includes the option to extend the lease for a single three year period. The annual rent payments range from approximately $72.0 thousand in year one to approximately $85.0 thousand in year four. The office lease qualifies under the right-of-use ("ROU") model. Upon entering into the lease in June 2022, the Company recorded a ROU asset of $273 thousand which is classified in “Other Assets” and a lease liability, which is classified in “Other Liabilities” in the accompanying consolidated balance sheets. The ROU balance as of December 31, 2024 and 2023, were approximately $110.0 thousand and $177.4 thousand, respectively. The ROU asset is amortized over

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 4 - Leases (continued)
the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.
The following table presents the future contractual rent obligations as lessee as of December 31, 2024 (in thousands):

Year	Contractual Base Rent
2025	$77
2026	52	(1)
Total Future Contractual Lease Payments	$129
Amount Discounted Using Incremental Borrowing Rate	(11)
Total Lease Liability	$118
(1) The lease is scheduled to expire in August 31, 2026. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the initial term.
As of December 31, 2024, the weighted-average discount rate used to calculate the lease liability was 5.65% and remaining lease term was 1.67 years.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 5 - Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries (name formerly referred to as Bloom Medicinal) on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next 5 years, with a final maturity of June 30, 2031. The loan is cross defaulted with their lease agreement with the Company. As of December 31, 2024 and December 31, 2023, the loan earned interest at a rate of 10.72% and 10.48%, respectively, and the aggregate principal amount outstanding on the unsecured loan receivable as of December 31, 2024 and 2023 was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgement. The Company used a discounted cash flow analysis to determine the expected credit loss. The following table presents the CECL reserve for the years ended of December 31, 2024 and 2023:

Period	Expected Credit Loss
CECL reserve as of December 31, 2023	$167
Adjustment to expected credit loss	(51)
CECL reserve as of December 31, 2024	$116
Note 6 – Financings
Loan Payable
In connection with the purchase and leaseback of a cultivation facility in Chaffee, Missouri on December 20, 2021, the Company entered into a $3.8 million loan payable to the seller, which is an independent third party from the tenant. The loan bore interest at a rate of 4.0% per annum. Principal on the loan was payable in annual installments of which $1.8 million and $1.0 million were paid in January 2022 January 2023, respectively. On January 3, 2024, the Company made its final annual principal and interest payment of approximately $1.0 million.
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
On July 29, 2022, the Operating Partnership entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement, to increase the aggregate commitment under the Revolving Credit Facility from $30.0 million to $90.0 million and added two additional lenders. The Loan and Security Agreement also allows the Company, subject to certain conditions, to request additional revolving incremental loan commitments such that the Revolving Credit Facility may be increased to a total aggregate principal amount of up

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 6 - Financing (continued)
to $100.0 million. Borrowings under the Revolving Credit Facility may be voluntarily prepaid and re-borrowed, subject to certain fees.
The Revolving Credit Facility bears a fixed rate of 5.65% for the first three years and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1.0% or (b) 4.75%.
As of December 31, 2024 and 2023, the Company had $7.6 million and $1.0 million, respectively, outstanding under its Revolving Credit Facility. As of December 31, 2024, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain financial covenants, which include liquidity and debt service coverage ratios. The facility also includes customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2024, the Company was in compliance with the financial covenants under the agreement.
Note 7 - Related Party Transactions
Investor Rights Agreement
Pursuant to our Investor Rights Agreement (the “Investor Rights Agreement”) HG Vora Capital Management, LLC (“HG Vora”), West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Foundation, Gary and Mary West Charitable Trust, Gary and Mary West 2012 Gift Trust and WFI Co-Investments, acting unanimously, collectively referred to as the “West Stockholders” and NL Ventures, LLC (“Pangea”) hold certain nomination rights with respect of members to our board of directors so long as they individually own in the aggregate certain percentages of the Company’s issued and outstanding common stock for 60 days consecutively.
Note 8 - Noncontrolling Interests
Noncontrolling interests represent LPI Units in the Operating Partnership not held by the Company. Net income allocated to noncontrolling interest is based on LPI Unitholders’ ownership percentage in the Operating Partnership. As of December 31, 2024 and 2023, noncontrolling interests represented approximately 372,640 and 373,582 LPI Units, respectively, or 1.8% ownership interest in the Operating Partnership. Net income allocated to the Operating Partnership non-controlling interest for the years ended December 31, 2024 and 2023, was $468 thousand and $438 thousand, respectively.
During the years ended December 31, 2024 and 2023, there were 942 and no LPI Units converted to common stock, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 9 - Stock Based Compensation
The Company’s board of directors adopted our 2021 Equity Incentive Plan (the “Plan”), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable the Company to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company. Under the terms of the Plan, the aggregate number of shares of awards will be no more than 2,275,727 shares. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031. As of December 31, 2024 and 2023, there were 1,796,909 and 1,950,251 shares, respectively, available for issuance under the Plan, which assumes maximum performance is achieved with respect to PSUs.
Restricted Stock Units
RSUs are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, certain director RSUs that vest cannot be converted until the director separates from the Company. Total outstanding RSUs as of December 31, 2024 and 2023 were 136,511 and 100,434, respectively.
Unvested Restricted Stock Units
The following table sets forth the Company’s unvested RSU activity for the years ended December 31, 2024 and 2023:

	2024			2023
	Number of Unvested Shares of RSUs		Weighted-Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs		Weighted-Average Grant Date Fair Value Per Share
Balance at January 1,	63,582		$13.92	29,255		$22.89
Granted	50,577		$17.47	59,031		$12.87
Forfeited	(740)		$15.19	—		$—
Vested	(45,161)	(1)	$14.13	(24,704)	(2)	$22.04
Balance at December 31,	68,258		$16.39	63,582		$13.92
(1) Vested shares are reported gross and include 4,970 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.
(2) Vested shares are reported gross and include 2,666 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 9 - Stock Based Compensation (continued)
Vested Restricted Stock Units
The following table sets forth the Company’s vested RSU activity for the years ended December 31, 2024 and 2023:

	2024			2023
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	36,852		$22.05	18,534		$23.93
Vested	45,161	(1)	$14.13	24,704	(1)	$22.04
Converted	(8,790)		$18.05	(3,720)		$27.49
Shares Withheld(2)	(4,970)		$18.05	(2,666)		$27.49
Balance at December 31,	68,253		$17.62	36,852		$22.05
(1) Vested shares are reported gross and include shares withheld for tax and other compensation withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.
(2) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividends paid on each share of common stock during the vesting period. During the years ended December 31, 2024 and 2023, the Company paid $83,033 and $35,264, respectively of accumulated dividends that became earned upon vesting of RSUs. Accrued unearned dividends on unvested RSUs as of December 31, 2024 and 2023 were $134,279 and $114,189, respectively.
The amortization of compensation costs for the awards of RSUs are classified in “Compensation Expense” in the accompanying consolidated statements of operations and amounted to approximately $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. The remaining unrecognized compensation cost of approximately $0.7 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.1 years as of December 31, 2024.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
PSUs are granted to officers and certain employees of the Company. Total outstanding PSUs as of December 31, 2024 and 2023 were 111,539 and 103,000, respectively.
The following table sets forth the Company’s the PSU activity for the years ended December 31, 2024 and 2023:

	2024			2023
	Number of PSUs		Weighted-Average Grant Date Fair Value Per Share	Number of PSUs		Weighted-Average Grant Date Fair Value Per Share
Balance at January 1,	103,000		$17.18	66,841		$24.04
Granted	56,522		17.30	55,017		11.23
Cancelled	(5,435)	(1)	$24.00	(18,858)	(2)	24.15
Balance at December 31,	154,087	(3)	$16.98	103,000		$17.18
(1) The Company met certain performance hurdles , as defined by the PSU agreements, for the end of the two-year performance period ending December 31, 2024, resulting in a partial issuance of the awards. Consequently, in accordance with the terms of the PSU agreements, 5,435 PSUs that were not issued were cancelled and returned to the Plan
(2) The Company did not meet the performance hurdles for the PSUs granted on December 14, 2021 with a performance period ending on December 31, 2023. As a result, and in accordance with the terms of the PSU agreements, the awards were not issued and 18,858 PSUs were cancelled and returned to the Plan.
(3) The partial award of 42,548 PSUs related to the two-year performance period ending on December 31, 2024, were settled in January 2025. As a result, these PSUs were included in the ending balance shown in the table as of December 31, 2024.
The earning of the PSU awards is contingent upon meeting performance hurdles based on relative total shareholder return, as measured against a peer group of companies, and the absolute compounded annual growth in stock price during each performance period. The actual number of PSUs earned will range from 0% to 200% depending on the performance levels achieved. PSUs are scheduled to vest at the end of each performance period.
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
Using the above methodology, grant date fair values of $11.23 and $17.30 were used for PSUs with performance periods ending December 31, 2025 and 2026, respectively. PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award.
Each PSU represents the right to receive one share of common stock upon issuance. Upon issuance each PSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the performance period. If PSUs do not meet the performance hurdles and are cancelled, no dividends are paid on the cancelled units. During the year ended December 31, 2024, 42,548 PSUs were

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 9 - Stock Based Compensation (continued)
scheduled to be issued in 2025 as a result of meeting the performance hurdles for the performance period ending December 31, 2024. During the year ended December 31, 2023, the performance hurdles were not met and as a result no PSUs were issued for the performance period ending December 31, 2023. Dividends are not paid on PSUs until the shares are issued. The Company recorded a dividend payable for approximately $214 thousand related to the PSUs scheduled to be issued. Unearned dividends on unvested PSUs as of December 31, 2024 and 2023 were $275,993 and $245,680, respectively.
The amortization of compensation costs for the awards of PSUs are classified in “Compensation Expense” in the accompanying consolidated statements of operations and amounted to approximately $0.9 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. The remaining unrecognized compensation cost of approximately $0.9 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.8 years as of December 31, 2024.
Stock Options
Prior to the completion of the IPO, the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of December 31, 2024 and 2023, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of December 31, 2024 and 2023, the warrants were fully exercisable.
Investment in Warrants
On October 27, 2023, the Company entered into a lease amendment and forbearance agreement for its existing lease agreement with Revolutionary Clinics on its cultivation facility in Massachusetts. Under the forbearance agreement, the Company provided forbearance of delinquent rent and received warrants. The warrants are accounted for under ASC 321. The Company elected to use the measurement alternative to value its investment in warrants, as the fair value was not readily determinable. The warrants were initially recorded at cost, reviewed quarterly for impairment, and classified as 'Other Assets' in the consolidated balance sheets. The cost of $522 thousand was determined based on the implied recapitalized equity value of Revolutionary Clinics.

In the fourth quarter of 2024, the Company conducted a qualitative assessment considering impairment indicators to evaluate whether the investment in the warrants was impaired. The assessment determined that the investment was impaired based on Revolutionary Clinics being placed in receivership, which raised significant concerns about its ability to continue as a going concern. The Company determined there was no value in the warrants, as there were insufficient assets to cover their liabilities, and recorded an impairment loss of $522 thousand in the consolidated statement of operations.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 11 - Stockholder’s Equity
Preferred Stock
As of December 31, 2024 and 2023, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of Series A preferred stock outstanding.
Common Stock
As of December 31, 2024 and 2023, the Company had 400,000,000 shares of common stock authorized and 20,514,583 and 20,503,520 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On September 15, 2023, the board of directors authorized an amendment to the stock repurchase program of up to an additional $10.0 million of outstanding common stock and extended the program through December 31, 2024. On November 19, 2024, our board of directors authorized extending the duration of our existing share repurchase plan to conclude on December 31, 2026. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the year December 31, 2024. During the year ended December 31, 2023, pursuant to the stock repurchase program, the Company acquired 908,394 shares of common stock with an average purchase price, including commissions of $13.00 totaling approximately $11.8 million. The remaining availability under the stock repurchase program as of December 31, 2024 was approximately $8.2 million.
At the Market Equity Program
On June 10, 2024, the Company entered into an Equity Distribution Agreement (the "EDA"), relating to shares of its common stock, $0.01 par value per share, pursuant to an “At The Market” “ATM”) offering program. On November 19, 2024, the Company entered into another Equity Distribution Agreement (collectively the “EDAs”) related to its ATM program to add an additional sales agent. In accordance with the terms of the EDAs, the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $50.0 million from time to time through a sales agent.
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
Total compensation payable to the sales agent for its services acting as an agent, principal and/or advisor, as applicable, will not exceed 2.0% of the gross sales price per share for any shares of common stock sold from time

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 11 - Stockholder’s Equity (continued)
to time under the EDAs. Under the terms of the EDAs, the Company may also sell its common stock to the sales agent as principal for its own account at a price agreed upon at the time of sale.
As of December 31, 2024, no shares of common stock had been issued under the ATM program.
Conversion of RSUs
During the year ended December 31, 2024 and 2023, 8,790 and 3,720 RSUs were converted into shares of our common stock, net of shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the 2021 Equity Incentive Plan.
Dividends
The following tables describe the cash dividends declared on the Company’s common stock and vested RSUs and in the Company’s capacity as general partner of the operating partnership, authorized distributions on our OP Units declared by the Company during the years ended December 31, 2024 and 2023:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 8, 2024	March 29, 2024	January 1, 2024 to March 31, 2024	April 15, 2024	$0.41
June 12, 2024	June 28, 2024	April 1, 2024 to June 30, 2024	July 15, 2024	0.43
September 12, 2024	September 30, 2024	July 1, 2024 to September 30, 2024	October 15, 2024	0.43
December 12, 2024	December 31, 2024	October 1, 2024 to December 31, 2024	January 15, 2025	0.43
Total				$1.70

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 7, 2023	March 31, 2023	January 1, 2023 to March 31, 2023	April 14, 2023	$0.39
June 15, 2023	June 30, 2023	April 1, 2023 to June 30, 2023	July 14, 2023	0.39
September 15, 2023	September 29, 2023	July 1, 2023 to September 30, 2023	October 13, 2023	0.39
December 14, 2023	December 29, 2023	October 1, 2023 - December 31, 2023	January 12, 2024	0.40
Total				$1.57

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share data):

	For the Year Ended December 31,
	2024	2023
Numerator:
Net Income Attributable to Common Stockholders	$26,115	$24,585
Add: Net Income Attributable to Noncontrolling Interest	468	438
Net Income	26,583	25,023

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,564,179	21,169,010
Dilutive Effect of OP Units	373,314	373,582
Dilutive Effect of Performance Stock Units	817	—
Dilutive Effect of Unvested Restricted Stock Units	25,222	6,384
Weighted Average Shares of Common Stock - Diluted	20,963,532	21,548,976

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$1.27	$1.16
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$1.27	$1.16
During the year ended December 31, 2024, the Company included the effect of OP Units, PSUs (on the grant where the performance hurdles had been met), and unvested RSUs in the calculation of weighted average shares of common stock outstanding – diluted. However, the effect of 175,952 and 602,392 outstanding stock options and warrants, respectively, were excluded from the calculation as their inclusion would have been anti-dilutive.

During the year ended December 31, 2023, the Company included the effect of OP Units and unvested RSUs in the calculation of weighted average shares of common stock outstanding – diluted. However, the effect of 175,952 and 602,392 outstanding stock options and warrants, respectively, were excluded from the calculation as their inclusion would have been anti-dilutive. The Company only includes the effect of outstanding PSUs in the calculation of earnings per share once it has determined that the performance hurdles of the respective grant has been met.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 13 - Fair Value Measurements (continued)
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
The following table presents the carrying value and estimated fair value of financial instruments at December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Loan Receivable(1)	$4,884	$4,931	$4,833	$4,748
Revolving Credit Facility(2)	$7,600	$7,472	$1,000	$968
Loan Payable(2)(3)	$—	$—	$1,000	$992

(1) The fair value measurement of the $5.0 million Loan Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of December 31, 2024 and 2023, reflects the provision for current expected credit loss of $116 thousand and $167 thousand, respectively.
(2) The fair value measurement of the Company’s Revolving Credit Facility and Loan Payable is based on observable inputs, and as such, are classified as Level 2.
(3) The Company made its final installment payment on its loan payable on January 3, 2024.

As of December 31, 2024 and 2023, the Company’s investment in warrants was valued based on the initial investment, less impairment. The Company determined that the investment was impaired as of December 31, 2024, and recorded an impairment loss (see “Note 10 - Warrants” for further details). Since these securities are not actively traded, the Company applies a valuation adjustment when relevant indicators become available. Therefore, these securities are classified as Level 3 of the fair value hierarchy.
As of December 31, 2024 and 2023, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses, and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.
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
Taxable REIT Subsidiaries
In October 2023, the Company elected to treat a domestic subsidiary as a TRS. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the years ended December 31, 2024 and 2023, the TRS had very limited activity and did not generate taxable income.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 15 - Commitments and Contingencies
As of December 31, 2024, the Company had aggregate unfunded commitments to invest approximately $11.0 million to develop and improve of our existing cultivation facility in Connecticut.
As of December 31, 2024, the Company is the lessee under one office lease. Refer to Note 4 - “Leases” for further information.
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
Note 16 - Segment Information
The Company specializes in long-term, single-tenant, triple-net sale leaseback and build-to-suit projects located in the United States within the regulated cannabis industry. The Company’s properties are aggregated into one reportable segment due to their similarities: they are leased to state-licensed operators on a long-term triple-net basis, and consist of improvements that are reusable and share similar economic characteristics. The CODM is the Company’s President and Chief Executive Officer. The CODM regularly reviews consolidated financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location, tenant or other factors. Accordingly, for disclosure purposes, the Company has a single reportable segment, which is reported on the Company’s consolidated financial statements.
The CODM evaluates performance and allocates resources based on revenue, income from operations and net income as reported in the consolidated statements of operations. The Company’s revenues are primarily derived from the long-term, triple-net leases that the Company executes with tenants. These revenues are derived from operating leases which are classified in “Rental Income” and “Fees and Reimbursables” on our consolidated statements of operations. Since the Company’s leases are triple-net, the Company does not incur property expenses that are not reimbursed by the tenant and therefore the CODM does not regularly review measures of revenue or expense at the property level to evaluate performance. Total expenditures for long-lived assets are reported on the consolidated statements of cash flows.
The CODM does not regularly review measures of assets to evaluate performance. The CODM reviews consolidated net income to evaluate income generated from assets (return on assets) in deciding whether to reinvest profits to grow the property portfolio or deploy income into other aspects of the Company, such as to repay debt, buy back common stock under the share repurchase program or pay dividends.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 17 - Subsequent Events
The Company has completed an evaluation of all subsequent events through the filing of this Annual Report on Form 10-K to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded that no material subsequent events have occurred that requires disclosure.