Form 10-Q
period 2025-03-31
NewLake Capital Partners, Inc.
filed 2025-05-08
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 7, 2025 was 20,539,486.

NewLake Capital Partners, Inc.
FORM 10-Q
March 31, 2025
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets:
Real Estate
Land	$23,073	$22,891
Building and Improvements	408,655	408,552
Total Real Estate	431,728	431,443
Less Accumulated Depreciation	(48,091)	(44,709)
Net Real Estate	383,637	386,734
Cash and Cash Equivalents	19,943	20,213
In-Place Lease Intangible Assets, net	17,297	17,794
Loan Receivable, net (Current Expected Credit Loss of $103 and $116, respectively)	4,897	4,884
Other Assets	1,770	1,911
Total Assets	$427,544	$431,536

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,051	$1,515
Revolving Credit Facility	7,600	7,600
Dividends and Distributions Payable	9,015	9,246
Security Deposits	7,633	8,117
Rent Received in Advance	1,054	684
Other Liabilities	93	402
Total Liabilities	26,446	27,564

Commitments and Contingencies

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,538,785 and 20,514,583 Shares Issued and Outstanding, respectively	205	205
Additional Paid-In Capital	446,709	446,627
Accumulated Deficit	(52,677)	(50,067)
Total Stockholders' Equity	394,237	396,765

Noncontrolling Interests	6,861	7,207
Total Equity	401,098	403,972

Total Liabilities and Equity	$427,544	$431,536
The accompanying notes are an integral part of the unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Rental Income	$12,586	$12,127
Interest Income from Loans	134	131
Fees and Reimbursables	489	350
Total Revenue	13,209	12,608

Expenses:
Property Expenses	626	22
Depreciation and Amortization Expense	3,883	3,568
General and Administrative Expenses:
Compensation Expense	1,205	1,235
Professional Fees	605	402
Other General and Administrative Expenses	410	418
Total General and Administrative Expenses	2,220	2,055
Total Expenses	6,729	5,645

Provision for Current Expected Credit Loss	13	14

Income From Operations	6,493	6,977

Other Income (Expense):
Other Income	86	100
Interest Expense	(175)	(83)
Total Other Income (Expense)	(89)	17

Net Income	6,404	6,994

Net Income Attributable to Noncontrolling Interests	(107)	(125)

Net Income Attributable to Common Stockholders	$6,297	$6,869

Net Income Attributable to Common Stockholders Per Share - Basic	$0.31	$0.33

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.31	$0.33

Weighted Average Shares of Common Stock Outstanding - Basic	20,597,584	20,541,840

Weighted Average Shares of Common Stock Outstanding - Diluted	20,973,610	20,942,254
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972

Conversion of Vested RSUs to Common Stock	9,916	—	—	—	—	—

Conversion of Issued PSUs to Common Stock	13,537	—	—	—	—	—

Cash Redemption of LPI Units	—	—	(253)	—	—	(253)

Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(352)	—	—	(352)

Stock-Based Compensation	749	—	388	—	—	388

Dividends to Common Stock	—	—	—	(8,832)	—	(8,832)

Dividends on Restricted Stock Units	—	—	—	(75)	—	(75)

Distributions to OP Unitholders	—	—	—	—	(154)	(154)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	299	—	(299)	—

Net Income	—	—	—	6,297	107	6,404

Balance as of March 31, 2025	20,538,785	$205	$446,709	$(52,677)	$6,861	$401,098
The accompanying notes are an integral part of the unaudited consolidated financial statements

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957

Conversion of Vested RSUs to Common Stock	6,363	—	—	—	—	—

Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(46)	—	—	(46)

Stock-Based Compensation	—	—	350	—	—	350

Dividends to Common Stock	—	—	—	(8,409)	—	(8,409)

Dividends on Restricted Stock Units	—	—	—	(30)	—	(30)

Distributions to OP Unit Holders	—	—	—	—	(153)	(153)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(3)	—	3	—

Net Income	—	—	—	6,869	125	6,994

Balance as of March 31, 2024	20,509,883	$205	$445,590	$(42,479)	$7,347	$410,663
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net Income	$6,404	$6,994
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	388	350
Depreciation and Amortization Expense	3,883	3,568
Amortization of Debt Issuance Costs	67	67
Provision for Credit Loss	(13)	(14)
Straight-Line Rent Expense	(1)	(1)
Application of Rent Escrow	(446)	(274)
Application of Security Deposit	(43)	—
Changes in Assets and Liabilities
Other Assets	71	151
Accounts Payable and Accrued Expenses	(213)	(420)
Security Deposits	5	—
Rent Received in Advance	370	(322)
Other Liabilities	(310)	(57)
Net Cash Provided by Operating Activities	10,162	10,042

Cash Flows from Investing Activities:
Funding of Improvement Allowances	—	(7,894)
Acquisition of Real Estate	(285)	—
Net Cash Used in Investing Activities	(285)	(7,894)

Cash Flows from Financing Activities:
Cash Paid for Taxes in Lieu of Issuance of Common Stock	(352)	(46)
PSUs Settled in Cash	(251)	—
Common Stock Dividends Paid	(8,821)	(8,201)
Restricted Stock Unit Dividends Paid	(310)	(49)
Distributions to OP Unitholders	(160)	(149)
Cash Redemption of LPI Units	(253)	—
Borrowings from Revolving Credit Facility	—	3,000
Principal Repayment on Loan Payable	—	(1,000)
Net Cash Used in Financing Activities	(10,147)	(6,445)

Net (Decrease) in Cash and Cash Equivalents	(270)	(4,297)
Cash and Cash Equivalents - Beginning of Period	20,213	25,843

Cash and Cash Equivalents - End of Period	$19,943	$21,546
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$107	$54
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,015	$8,577
Common Stock Issued in Lieu of Director Cash Compensation	$13	$—
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has: (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2025 and December 31, 2024, the assets and liabilities of the Company and the Operating Partnership were substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Significant Accounting Policies
There have been no changes to the Company's accounting policies included in Note 2 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 3 - Real Estate
As of March 31, 2025, the Company owned 33 properties, located in 12 states. The following table presents the Company's real estate portfolio as of March 31, 2025 (in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Connecticut	Dispensary	$395	$534	$929	$(97)		$832
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,505)		8,286
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,436)		8,725
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(1,046)		12,533
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,963	12,315	15,278	(1,133)		14,145
C3 Industries		Connecticut	Cultivation	321	4,653	4,974	(92)	(2)	4,882
C3 Industries		Missouri	Cultivation	948	28,069	29,017	(1,401)		27,616
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(2,695)	(2)	29,318
The Cannabist Company	(3)	California	Dispensary	1,082	2,692	3,774	(349)		3,425
The Cannabist Company	(3)	Illinois	Dispensary	162	1,053	1,215	(131)		1,084
The Cannabist Company	(3)	Illinois	Cultivation	801	10,560	11,361	(1,332)		10,029
The Cannabist Company	(3)	Massachusetts	Dispensary	108	2,212	2,320	(308)		2,012
The Cannabist Company	(3)	Massachusetts	Cultivation	1,136	12,690	13,826	(2,157)		11,669
CODES	(4)	Arkansas	Dispensary	238	1,919	2,157	(264)		1,893
CODES	(5)	Missouri	Cultivation	204	20,897	21,101	(3,535)		17,566
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(7,539)		43,193
Cresco Labs		Ohio	Dispensary	182	103	285	—		285
Curaleaf		Connecticut	Dispensary	184	2,746	2,930	(371)		2,559
Curaleaf		Florida	Cultivation	388	75,595	75,983	(9,107)		66,876
Curaleaf		Illinois	Dispensary	69	525	594	(74)		520
Curaleaf		Illinois	Dispensary	65	959	1,024	(139)		885
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(160)		1,574
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(423)		2,930
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(191)		1,983
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(448)		2,914
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(187)		1,731
Curaleaf		Pennsylvania	Dispensary	216	2,010	2,226	(277)		1,949
Mint		Arizona	Cultivation	3,574	18,236	21,810	(186)		21,624
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(416)		1,696
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(88)		1,462
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(159)		1,156
Revolutionary Clinics, Inc.		Massachusetts	Cultivation	926	41,934	42,860	(4,582)		38,278
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(6,263)		38,007
Total Real Estate(6)				$23,073	$408,655	$431,728	$(48,091)		$383,637
(1) Includes construction in progress in the amount of $2.0 million that had been funded as of March 31, 2025.
(2) A portion of this investment is currently under development or undergoing building or tenant improvements. Once the development or improvements are completed and placed-in service, the Company will begin depreciating the applicable part of the property.
(3) This tenant was formerly known as Columbia Care.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 3 - Real Estate (continued)
(4) This tenant was formerly known as Greenlight.
(5) This tenant was formerly known as Organic Remedies.
(6) At times, numbers in this table may differ due to rounding.
Real Estate Acquisitions
2025 Acquisition
In February 2025, the Company purchased a dispensary in Ohio for approximately $285 thousand and committed to fund $705 thousand in improvements (refer to the 2025 Improvement Allowances table below for details). The property was simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisition for the three months ended March 31, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Cresco Labs	Ohio	Dispensary	February 19, 2025	$285
Total				$285
2024 Acquisition
In May 2024, the Company purchased a cultivation facility in Connecticut for approximately $4.0 million and committed to fund approximately $12.0 million in improvements (refer to the 2024 Improvement Allowances table below for details). The property was simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisition for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Connecticut	Cultivation	May 7, 2024	$3,993
Total				$3,993
Real Estate Commitments
2025 Improvement Allowances
The following table presents the funded and remaining unfunded commitments as of March 31, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
C3 Industries	Connecticut	Cultivation	May 7, 2024	$—	$11,043
Cresco Labs	Ohio	Dispensary	February 19, 2025	—	705
Total				$—	$11,748

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 3 - Real Estate (continued)

2024 Improvement Allowances
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2024 (in thousands):

Tenant		Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.		Pennsylvania	Cultivation	June 30, 2022	$750	$—
C3 Industries		Connecticut	Cultivation	May 7, 2024	981	11,043
C3 Industries	(1)	Missouri	Cultivation	March 3, 2023	8,826	—
Mint		Arizona	Cultivation	June 24, 2021	4,588	—
Total					$15,145	$11,043
(1) This tenant was formerly known as Bloom Medicinal. The funded commitments related to the Missouri cultivation facility expansion project.
Construction in Progress
As of March 31, 2025 and December 31, 2024, funded commitments totaling approximately $2.0 million were recorded in Construction in Progress ("CIP"). The Company classified CIP within "Buildings and Improvements" in the accompanying consolidated balance sheets.
2025 and 2024 Construction in Progress

There were no additions to CIP in the three months ended March 31, 2025. Accordingly, the following table presents the CIP balance for both March 31, 2025 and December 31, 2024 (in thousands):

Tenant	State	Site Type	CIP Balance(1)
C3 Industries	Connecticut	Cultivation	$980
Calypso Enterprises	Pennsylvania	Cultivation	1,007
Total			$1,987
(1) These properties were under development or undergoing building or tenant improvements as of March 31, 2025 and December 31, 2024. Once the development or the improvements are completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.
In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of March 31, 2025 (in thousands):

Year	Amortization Expense
2025 (nine months ending December 31, 2025)	$1,488
2026	1,985
2027	1,985
2028	1,985
2029	1,985
Thereafter	7,869
Total	$17,297

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 3 - Real Estate (continued)
Depreciation and Amortization
For the three months ended March 31, 2025 and 2024, depreciation expense on the Company's real estate assets was approximately $3.4 million and $3.1 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended March 31, 2025 and 2024. The acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 9.00 years.
Real Estate Impairment
The Company did not identify any situations in its review of tenant activities and changes in the business condition for any of its properties that would require the recognition of a real estate impairment loss. Accordingly, the Company did not record a real estate impairment loss for the three months ended March 31, 2025 and March 31, 2024, respectively.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the reimbursable revenues were $0.4 million and $0.3 million, respectively. Reimbursable expenses are classified as "Property Expenses" in the accompanying consolidated statements of operations.
The Company's tenants operate in the cannabis industry. All of the Company's leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain leases of the Company also contain an improvement allowance, which is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if all the improvement allowance has been funded, even if there are still unfunded commitments. Improvement allowances also contain annual increases which generally increase at the same rate as base rent, per the lease agreement.
Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. As of March 31, 2025, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. As of March 31, 2025, the Company's gross investment in these two properties was approximately $6.3 million.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 4 - Leases (continued)
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of March 31, 2025 (in thousands):

Year	Contractual Minimum Rent(1)
2025 (nine months ending December 31, 2025)	$37,296
2026	50,400
2027	51,724
2028	53,070
2029	54,452
Thereafter	447,901
Total	$694,843
(1) The table only includes three months of 50% of the contractual rent from Revolutionary Clinics. Although the Company has preserved all its rights under the lease agreement, the tenant is currently in receivership, and a court-appointed receiver is overseeing the process of liquidation. The Company has entered into a stipulation agreement with the receiver and anticipates collecting 50% of the contractual rent monthly through June 2025. For more information about this tenant, refer to the section below titled "Condition of our Tenants".
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of March 31, 2025 and December 31, 2024, the Company owned 33 and 32 properties, respectively, leased to 12 and 13 tenants, respectively across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, excluding revenue reimbursables, for each of the periods presented:

Three Months Ended March 31,
2025			2024
Tenant	Number of Leases	Percentage of Rental Income(1)	Tenant		Number of Leases	Percentage of Rental Income(1)
Curaleaf	10	23%	Curaleaf		10	23%
Cresco Labs	2	14%	Cresco Labs		1	14%
Trulieve	1	11%	Trulieve		1	11%
The Cannabist Company	5	9%	The Cannabist Company	(2)	5	9%
C3 Industries	2	8%	Calypso Enterprises		1	8%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.
(2) This tenant was formerly known as Columbia Care.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 4 - Leases (continued)
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, excluding revenue reimbursable, for each of the periods presented:

Three Months Ended March 31,
2025			2024
State	Number of Properties	Percentage of Rental Income(1)	State	Number of Properties	Percentage of Rental Income(1)
Pennsylvania	7	26%	Pennsylvania	7	26%
Florida	1	19%	Florida	1	19%
Illinois	7	18%	Illinois	7	18%
Massachusetts	5	11%	Massachusetts	5	14%
Missouri	2	11%	Missouri	2	10%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.
Condition of Our Tenants
During the fourth quarter of 2023, the Company amended its leases with: a) Revolutionary Clinics, Inc. ("Revolutionary Clinics") as part of a restructuring of their business, their receipt of new third-party capital and new management, and b) Calypso Enterprises ("Calypso") in connection with their sale to Canvas Acquisition Corporation. Both tenants experienced operating challenges impacting their ability to pay rent as described below.
Revolutionary Clinics
From June 2024 through March 2025, Revolutionary Clinics paid approximately 50% of its contractual rent. On December 13, 2024, Revolutionary Clinics entered into receivership. In the first quarter of 2025, the Company entered into a stipulation agreement with the court appointed receiver to receive 50% of contractual rent paid weekly, along with weekly payments for the reimbursement of certain delinquent real estate taxes and utilities that were paid by the Company. The receiver is working to either liquidate or sell the tenant's business. The Company has reserved all of its rights under the lease agreement.
Calypso Enterprises
From September 2024 through February 2025, Calypso did not pay the contractual rent due under its lease agreement. The Company held an escrow deposit equivalent to approximately six months of rent and a security deposit of approximately $43 thousand. From September 2024 through December 2024, the Company applied four months of escrow deposits to satisfy contractual rent. At December 31, 2024, the Company held the remaining escrow and security deposits of approximately $490 thousand, which were applied to satisfy contractual rent due for January 2025 and a portion of February 2025. At March 31, 2025 there were no remaining escrow or security deposits.
In connection with a financial restructuring of Calypso to raise new third-party capital, the Company received the remaining outstanding rent for the first quarter of 2025. This payment received during the first quarter covered the

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 4 - Leases (continued)
remaining portion of February and March contractual rent, resulting in the collection of all rent due for the three months ended March 31, 2025.
Additionally, as of September 2024, in accordance with the lease agreement, the Company suspended our obligation to fund the remaining improvement allowance of approximately $987 thousand until all outstanding rent is paid and the escrow deposit is replenished.
As Lessee
Commencing on June 1, 2022, the Company entered into a four year lease agreement to rent its office space, subject to annual escalations, which includes the option to extend the lease for a single three year period. The annual rent payments range from approximately $72.0 thousand in year one to approximately $85.0 thousand in year four. This one office lease qualifies under the right-of-use ("ROU") model. Upon entering into the lease in June 2022, the Company recorded a ROU asset of $273 thousand which is classified in “Other Assets” and a lease liability, which is classified in "Other Liabilities" in the accompanying consolidated balance sheets. The ROU balance as of March 31, 2025 and December 31, 2024, were approximately $92.2 thousand and $110.0 thousand, respectively. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

The following table presents the future contractual rent obligations as lessee as of March 31, 2025 (in thousands):

Year	Contractual Base Rent
2025 (nine months ended December 31, 2025)	$58
2026	52	(1)
Total Future Contractual Lease Payments	$110
Less: Amount Discounted Using Incremental Borrowing Rate	$(10)
Total Lease Liability	$100
(1) The lease is scheduled to expire on August 31, 2026. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the initial term.
As of March 31, 2025, the weighted-average discount rate used to calculate the lease liability was 5.65% and the remaining lease term was 1.42 years.
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries (name formerly known as Bloom Medicinal) on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next five years, with a final maturity of June 30, 2031. The loan is cross defaulted with their lease agreement with the Company. As of March 31, 2025 and December 31, 2024, the loan interest rate was 10.72%, and the aggregate

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 5 – Loans Receivable (continued)
principal amount outstanding on the unsecured loan receivable as of March 31, 2025 and December 31, 2024, was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgement. The Company used a discounted cash flow analysis to determine the expected credit loss. The following table presents the CECL reserve for the three months ended March 31, 2025 (in thousands):

Period	Expected Credit Loss
CECL reserve as of December 31, 2024(1)	$115.9
Adjustment to expected credit loss	(12.9)
CECL reserve as of March 31, 2025(1)	$103.0
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
The Revolving Credit Facility bears a fixed rate of 5.65% through May 5, 2025 and thereafter a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) plus an applicable margin of 1.0% or (b) 4.75%.
As of March 31, 2025 and December 31, 2024, the Company had $7.6 million outstanding under the Revolving Credit Facility. As of March 31, 2025, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain financial covenants, which include liquidity and debt service coverage ratios. The facility also includes customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2025, the Company was in compliance with the financial covenants under the Loan and Security Agreement.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 7 - Related Party Transactions
Investor Rights Agreement
Pursuant to our Investor Rights Agreement (the "Investor Rights Agreement"), HG Vora Capital Management, LLC (“HG Vora”), West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Charitable Trust, Gary and Mary West 2012 Gift Trust and WFI Co-Investments, acting unanimously, collectively referred to as the “West Stockholders" and NL Ventures LLC ("Pangea") hold certain nomination rights with respect to members of our board of directors so long as they individually own in the aggregate certain percentages of the Company’s issued and outstanding common stock for 60 days consecutively.
Note 8 - Noncontrolling Interests
Noncontrolling interests represent the limited partnership interest ("LPI Units") in the Operating Partnership not held by the Company. Net income allocated to noncontrolling interest is based on LPI Unitholders' ownership percentage in the Operating Partnership. As of March 31, 2025 and December 31, 2024, noncontrolling interests represented approximately 357,442 and 372,640 LPI Units, respectively, or 1.7% and 1.8%, respectively, ownership interest in the Operating Partnership. Net income allocated to the Operating Partnership noncontrolling interest for the three months ended March 31, 2025 and 2024 was $107 thousand and $125 thousand, respectively.
During the three months ended March 31, 2025, 15,198 LPI Units were redeemed for cash and no LPI Units were converted to common stock. During the three months ended March 31, 2024, no LPI Units were redeemed for cash or converted to common stock.
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
Additionally, the Plan provides for the issuance of unrestricted common stock to directors who elect to receive their compensation in common stock rather than cash. During the three months ended March 31, 2025 and 2024, 749 and 0 shares of common stock were issued related to director compensation, respectively. As of March 31, 2025, there were approximately 1,713,324 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units (“PSUs”) .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, director RSUs that vest cannot be converted until the director separates from the Company. There were 68,253 and 36,852 vested director RSUs as of March 31, 2025 and 2024, respectively. The total aggregate outstanding RSUs as of March 31, 2025 and 2024 were 146,155 and 119,239, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the three months ended March 31,:

	2025			2024
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,258		$13.92	63,582		$13.92
Granted	28,148		$16.64	28,754		$16.10
Forfeited	—		$—	(740)		$15.19
Vested	(18,504)	(1)	$14.76	(9,209)	(2)	$13.38
Balance at March 31,	77,902		$16.87	82,387		$14.73
(1) Vested shares are reported gross and include 8,588 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(2) Vested shares are reported gross and include 2,846 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the three months ended March 31,:

	2025			2024
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,253		$22.05	36,852		$22.05
Vested	18,504	(1)	$14.76	9,209	(2)	$13.38
Converted	(9,916)		$14.76	(6,363)		$13.38
Shares Withheld(3)	(8,588)		$14.76	(2,846)		$13.38
Balance at March 31,	68,253		$17.62	36,852		$22.05
(1) Represents the gross number of RSUs vested and includes 8,588 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(2) Represents the gross number of RSUs vested and includes 2,846 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(3) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the three months ended March 31, 2025 and 2024, the Company paid approximately $45.7 thousand and approximately $33.1 thousand respectively, of accumulated dividends that became earned upon vesting of RSUs. As of March 31, 2025 and 2024, unearned dividends on unvested RSUs, which are only payable upon vesting, totaled approximately $122.1 thousand and $114.5 thousand, respectively.
The amortization of compensation costs associated with the RSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million for both the three months ended March 31, 2025 and 2024. The remaining unrecognized compensation cost of approximately $0.9 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.5 years as of March 31, 2025.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
PSUs are granted to officers and certain employees of the Company. Total outstanding PSUs as of March 31, 2025 and 2024 were 166,227 and 159,522, respectively. The following table sets forth the Company's unvested PSU activity for the three months ended March 31,:

	2025			2024
	Number of Unvested Shares of PSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	154,087		$16.98	103,000	$17.18
Granted	54,688		$12.79	56,522	$17.30
Issued	(42,548)	(1)	$24.00	—	$—
Balance at March 31,	166,227		$13.81	159,522	$17.22
(1) The Company met certain performance hurdles, as defined in the PSU agreements, for the two-year performance period ended December 31, 2024, resulting in a partial issuance of the PSU awards. Represents the gross number of PSUs issued and includes 13,493 shares withheld to satisfy tax and other compensation related withholdings associated with the PSUs issued under the Plan.
The vesting of PSU awards is contingent upon meeting performance hurdles based on relative total shareholder return, as measured against a peer group of companies, and the absolute compounded annual growth in stock price at the end of each performance period. The actual number of PSUs earned will range from 0% to 200% depending on the performance levels achieved.
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
Using the above methodology, grant date fair values of $11.23, $17.30 and $12.79 were used for PSUs with performance periods ending December 31, 2025, 2026 and 2027, respectively. PSUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the award recipient ceases to be an employee of the Company prior to vesting of the award.
If the performance hurdles are met, each PSU issued represents the right to receive one share of common stock. Upon issuance, each PSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the performance period. If PSUs do not meet the performance hurdles and are canceled, no dividends are paid on the canceled units. During the three months ended March 31, 2025, the Company paid approximately $213.6 thousand in accrued dividends on the 42,548 PSUs that were issued. No accrued dividends were paid for the three months ended March 31, 2024, as the performance hurdles were not met, and the PSUs were canceled. Unearned dividends on unvested PSUs as of March 31, 2025 and 2024, were approximately $347.5 thousand and $311.1 thousand, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
The amortization of compensation costs associated with the PSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million for both the three months ended March 31, 2025 and 2024. The remaining unrecognized compensation cost of approximately $1.4 million for PSU awards is expected to be recognized over a weighted average amortization period of 2.1 years as of March 31, 2025.
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of March 31, 2025 and 2024, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of March 31, 2025 and 2024, 602,392 warrants were fully exercisable.
Note 11 - Stockholders' Equity
Preferred Stock
As of March 31, 2025 and December 31, 2024, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of preferred stock outstanding.
Common Stock
As of March 31, 2025 and December 31, 2024, the Company had 400,000,000 shares of common stock authorized and 20,538,785 and 20,514,583 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On September 15, 2023, the board of directors of the Company authorized an amendment to the stock repurchase program for the repurchase of up to an additional $10.0 million of outstanding common stock and extended the stock repurchase program through December 31, 2024. On November 19, 2024, our board of

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 11 - Stockholders' Equity (continued)
directors authorized extending the duration of our existing share repurchase plan to conclude on December 31, 2026. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the three months ended March 31, 2025 and 2024. The remaining availability under the stock repurchase program as of March 31, 2025, was approximately $8.2 million.
At the Market Equity Program
On June 10, 2024, the Company entered into an Equity Distribution Agreement ("EDA"), relating to shares of its common stock, $0.01 par value per share, pursuant to an “At The Market” ("ATM") offering program. On November 19, 2024, the Company entered into another Equity Distribution Agreement (collectively the "EDAs") related to its ATM program to add an additional sales agent. In accordance with the terms of the EDAs, the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $50.0 million from time to time through a sales agent.
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
Total compensation payable to the sales agent for its services acting as an agent, principal and/or advisor, as applicable, will not exceed 2.0% of the gross sales price per share for any shares of common stock sold from time to time under the EDAs. Under the terms of the EDAs, the Company may also sell its common stock to the sales agent as principal for its own account at a price agreed upon at the time of sale.
As of March 31, 2025, no shares of common stock had been issued under the ATM Program.
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our LPI Units declared by the Company during the three months ended March 31, 2025 and 2024:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2025	March 31, 2025	January 1, 2025 to March 31, 2025	April 15, 2025	$0.43
Total				$0.43

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 8, 2024	March 29, 2024	January 1, 2024 to March 31, 2024	April 15, 2024	$0.41
Total				$0.41

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net Income Attributable to Common Stockholders	$6,297	$6,869
Add: Net Income Attributable to Noncontrolling Interest	107	125
Net Income	$6,404	$6,994

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,597,584	20,541,840
Weighted Average Dilutive Effect of LPI Units	363,690	373,582
Dilutive Effect of Unvested Restricted Stock Units	12,336	26,832
Weighted Average Shares of Common Stock - Diluted	20,973,610	20,942,254

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.31	$0.33
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.31	$0.33
During the three months ended March 31, 2025, the Company included the effect of LPI Units and unvested RSUs in the calculation of weighted average shares of common stock outstanding - diluted. However, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive. The effect of 166,227 outstanding PSUs were not included in the calculation of diluted earnings per share because it was uncertain whether the market condition for the PSUs would have been met as of March 31, 2025.
During the three months ended March 31, 2024, the Company included the effect of LPI Units and unvested RSUs in the calculation of weighted average shares of common stock outstanding - diluted. However, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive. The effect of 159,522 outstanding PSUs were not included in the calculation of diluted earnings per share because it was uncertain whether the market condition for the PSUs would have been met as of March 31, 2024.
Note 13 – Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 13 - Fair Value Measurements (continued)

unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair value:
Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
The following table presents the carrying value and estimated fair value of financial instruments at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note Receivable(1)	$4,897	$4,906	$4,884	$4,931
Revolving Credit Facility(2)	$7,600	$7,546	$7,600	$7,472
(1) The fair value measurement of the $5.0 million Note Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of March 31, 2025 and December 31, 2024, reflects the provision for current expected credit loss of $103.0 thousand and $115.9 thousand, respectively.
(2) The fair value of the Company's Revolving Credit Facility is based on observable inputs, and as such, is classified as Level 2.
As of March 31, 2025 and December 31, 2024, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.

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

Taxable REIT Subsidiaries

The Company may conduct some of its operations through a domestic subsidiary that is treated as a taxable REIT subsidiary, or TRS. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the three months ended March 31, 2025 and 2024, the TRS had limited activity and did not generate taxable income.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 15 - Commitments and Contingencies
As of March 31, 2025, the Company had aggregate unfunded commitments to invest approximately $11.7 million to develop and improve our existing cultivation facility in Connecticut and our existing dispensary in Ohio. Refer to Note 3 - "Real Estate" for further details on the Company's commitments.
As of March 31, 2025 the Company is the lessee under one office lease. Refer to Note 4 - "Leases" for further information.
The Company owns a portfolio of properties that it leases to entities which cultivate, harvest, process and distribute cannabis. Cannabis is an illegal substance under the Controlled Substances Act. Although the operations of the Company’s tenants are legalized in the states and local jurisdictions in which they operate, the Company and its tenants are subject to certain risks and uncertainties associated with conducting operations subject to conflicting federal, state and local laws in an industry with a complex regulatory environment, which is continuously evolving. These risks and uncertainties include the risk that the strict enforcement of federal laws regarding cannabis would likely result in the Company’s inability, and the inability of its tenants, to execute their respective business plans.
The Company may from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. Though the results of any such proceedings, claims, inquiries, and investigations may not be predicted with certainty, the Company does not believe that the final outcome of any such current matters are reasonably likely to have a material adverse effect on our business, financial condition, or results of operations.
Note 16 - Segments
The Company specializes in long-term, single-tenant, triple-net sale leaseback and build-to-suit projects located in the United States within the regulated cannabis industry. The Company’s properties are aggregated into one reportable segment due to their similarities: they are leased to state-licensed operators on a long-term triple-net basis, and consist of improvements that are reusable and share similar economic characteristics. The Chief Operating Decision Maker ("CODM") is the Company’s President and Chief Executive Officer. The CODM regularly reviews consolidated financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location, tenant or other factors. Accordingly, for disclosure purposes, the Company has a single reportable segment, which is reported on the Company’s consolidated financial statements.
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
•general economic conditions, including changes in the financial condition of our tenants resulting from uncertainties or changes in fiscal, monetary and regulatory policies, such as with respect to tariffs;
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended

December 31, 2024 included in our most recent Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q.
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
We were incorporated in Maryland on April 9, 2019. We conduct our business through a traditional umbrella partnership REIT structure, in which properties are owned by an operating partnership, directly or through subsidiaries. We are the sole general partner of our operating partnership and currently own approximately 98% of the LPI Units. We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019 and intend to operate our business so as to continue to qualify as a REIT.
As of March 31, 2025, we owned a geographically diversified portfolio consisting of 33 properties across 12 states with 12 tenants, comprised of 18 dispensaries and 15 cultivation facilities.
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
For the three months ended March 31, 2025, all of our rental income was derived from triple-net leases to 12 tenants. Our leases include a parent or other affiliate guarantee and obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities. Our rental income is, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the cannabis industry. Changes in current state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations which could materially and adversely affect our ability to maintain or increase rental rates for our properties. Further, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We own 33 properties, leased to 12 tenants. As of March 31, 2025, all of our tenants are performing under their lease agreement with the exception of two tenants discussed below.
Condition of Our Tenants
During the fourth quarter of 2023, we amended our leases with: a) Revolutionary Clinics, Inc. ("Revolutionary Clinics"), as part of a restructuring of their business, their receipt of new third-party capital and new management, and b) Calypso Enterprises ("Calypso") in connection with their sale to Canvas Acquisition Corporation. Both tenants experienced operating challenges beginning in the latter half of 2024, impacting their ability to pay rent as described below.
Revolutionary Clinics
From June 2024 to March 2025, Revolutionary Clinics paid approximately 50% of its contractual rent. On December 13, 2024, Revolutionary Clinics entered receivership. In the first quarter of 2025, we reached a stipulation agreement with the court appointed receiver to receive 50% of the contractual rent paid weekly, along with weekly payments for the reimbursement of certain delinquent real estate taxes and utilities paid by us. We have reserved all our rights under the lease agreement. The receiver is working to either liquidate or sell the tenant's business. Additionally, in April 2025 we hired a broker to assist in leasing the property.
Calypso Enterprises
From September 2024 through February 2025, Calypso did not pay the contractual rent due under its lease agreement. We held an escrow deposit equivalent to approximately six months of rent and a security deposit of approximately $43 thousand. From September 2024 through December 2024, we applied four months of escrow deposits to satisfy contractual rent. At December 31, 2024, we held the remaining escrow and security deposits of approximately $490 thousand, which were applied to satisfy contractual rent due for January 2025 and a portion of February 2025. At March 31, 2025 there were no remaining security or escrow deposits.
In connection with a financial restructuring of Calypso to raise new third-party capital, we received the remaining outstanding rent for the first quarter of 2025. This payment received during the first quarter covered the remaining portion of February and March contractual rent, resulting in the collection of all rent due for the three months ended March 31, 2025.
Additionally, as of September 2024, in accordance with the lease agreement, we suspended our obligation to fund the remaining improvement allowance of approximately $987 thousand until all outstanding rent is paid and the escrow deposit is replenished.
2025 Financial Markets Update
During the first quarter of 2025, financial markets experienced renewed volatility, with major indices posting modest declines. Investor optimism early in the year, driven by expectations for pro-growth policies and interest rate cuts, was tempered by growing uncertainty surrounding U.S. trade and tariff actions.
In September 2024, the U.S. Federal Reserve cut interest rates by 50 basis points, followed by additional cuts of 25 basis points in November and December, totaling a full percentage point decrease during the second half of 2024. We believe these rate cuts reflect the central bank’s commitment to balancing its dual mandate of price stability and maximum employment. Despite these cuts, interest rates remain relatively high compared to historical standards. However, as of January 2025, the prime lending rate has come down to 7.5%, providing some relief to businesses by lowering borrowing costs. However, challenges persist due to the overall high-interest rate environment, which continues to constrain access to capital. During the first quarter of 2025, the Federal Reserve opted to maintain interest rates at their current levels, citing elevated inflation and a resilient labor market.

Adding to the uncertainty, fears of a potential recession have intensified, driven by declining consumer confidence, persistent inflation, and unpredictable trade policies. These factors have prompted businesses and investors, including those within the cannabis industry, to adopt cautious and conservative financial strategies to mitigate economic risks. Prudent financial management remains critical for both our organization and our tenants, particularly as constrained capital availability and elevated borrowing costs continue to pose challenges. Although the cannabis industry itself, still in its early stages of development, it faces unique hurdles that compound these difficulties. While the cannabis industry has shown signs of resilience, its performance during economic downturns remains uncertain due to evolving market dynamics and complex regulatory conditions.
Regulatory Update
On May 21, 2024, the Justice Department published a Notice of Proposed Rulemaking in the Federal Register for the Drug Enforcement Administration (“DEA”) to reschedule marijuana from Schedule I of the Controlled Substances Act (“CSA”), a list of completely prohibited drugs, to Schedule III, which includes prescription medications such as ketamine, Tylenol with codeine, and anabolic steroids. The proposed rule is based on an August 2023 recommendation by the Department of Health and Human Services (“HHS”). The comment period concluded on July 22, 2024. After reviewing over 43,000 comments to the proposed rule, including numerous requests for a hearing, the DEA Administrator granted a hearing and appointed an Administrative Law Judge ("ALJ") to preside over the proceedings.
The ALJ held a procedural hearing in December 2024 and scheduled oral arguments to commence in January 2025. However, the hearing was delayed by at least 90 days due to a motion filed by parties in the proceedings to remove the DEA from hearings. This motion was granted by Chief DEA ALJ, John Mulrooney, who cited evidence suggesting that the DEA may have violated certain rules within the Administrative Procedures Act.
During the first quarter of 2025, progress on the cannabis rescheduling process remained at a standstill. The DEA has yet to establish a briefing schedule for the hearings, and the interlocutory appeal regarding the motion to reconsider the DEA’s role in the proceedings remains unresolved. With no new hearing date scheduled, the process faces indefinite delays, leaving the timeline for potential rescheduling uncertain.
If cannabis rescheduling were to occur, it would represent a pivotal milestone for the industry. We believe rescheduling would lift current restrictions under IRS Section 280E, which currently prevents cannabis operators from claiming certain tax deductions, resulting in excessively high effective tax rates for state-legal cannabis businesses. Furthermore, rescheduling could pave the way for expanded medical research and clinical trials, enabling a deeper understanding of cannabis’s efficacy in treating various medical conditions.

Inflation and Supply Chain Constraints
During the three months ended March 31, 2025, inflation showed signs of easing but remained elevated, with the inflation rate at 2.4% as of the end of the period. This persistent inflation has driven up costs for labor and production inputs for regulated cannabis operators, as well as increased construction expenses for development and redevelopment projects.

Additionally, ongoing labor shortages, global supply chain disruptions, and geopolitical tensions continue to adversely impact costs and timelines for the completion of development and redevelopment projects. These challenges may lead to cost overruns and delays in commencing operations for some of our tenants' projects. Further contributing to the uncertainty is the potential for higher inflation and slower economic growth driven by potential tariffs and trade tensions with partners.
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
We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no changes to the Company's critical accounting estimates included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
First Quarter 2025 Highlights
Investment Activity
Acquisition
In February 2025 we purchased a dispensary in Ohio for approximately $285 thousand and committed to fund an improvement allowance of $705 thousand. The property was simultaneously leased to a related entity of an existing tenant.
Capital Market Activity
Dividends
On March 4, 2025, the Company’s Board of Directors declared a first quarter 2025 cash dividend of $0.43 per share of common stock, equivalent to an annualized dividend of $1.72 per share of common stock. The dividend was paid on April 15, 2025, to stockholders of record at the close of business on March 31, 2025.
Results of Operations
General
We derive substantially all our revenue from rents received from single tenants at each of our 33 properties, all of which are under triple-net leases. As of March 31, 2025, our portfolio remains conservatively leveraged, with only $7.6 million outstanding under our Revolving Credit Facility. Additionally, we maintain low general and administrative expense with an annualized ratio of 1.7% of total assets.

Comparison of the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	Q1'25 vs Q1'24
Revenue:
Rental Income	$12,586	$12,127	$459
Interest Income from Loans	134	131	3
Fees and Reimbursables	489	350	139
Total Revenue	13,209	12,608	601

Expenses:
Property Expenses	626	22	604
Depreciation and Amortization Expense	3,883	3,568	315
General and Administrative Expenses:
Compensation Expense	1,205	1,235	(30)
Professional Fees	605	402	203
Other General and Administrative Expenses	410	418	(8)
Total General and Administrative Expenses	2,220	2,055	165

Total Expenses	6,729	5,645	1,084

Provision for Current Expected Credit Loss	13	14	(1)
Income From Operations	6,493	6,977	(484)

Other Income (Expense):
Other Income	86	100	(14)
Interest Expense	(175)	(83)	(92)
Total Other Income (Expense)	(89)	17	(106)

Net Income	6,404	6,994	(590)

Net Income Attributable to Noncontrolling Interests	(107)	(125)	18

Net Income Attributable to Common Stockholders	$6,297	$6,869	$(572)
Revenues
Rental Income
Rental income for the three months ended March 31, 2025 increased by approximately $459 thousand to approximately $12.6 million, compared to approximately $12.1 million for the three months ended March 31, 2024. The increase in rental income was mainly attributable to:
•Approximately two months of rental income from the purchase of a dispensary in Ohio in February 2025 and three months of rental income from the purchase of a cultivation facility in Connecticut in May 2024, which generated approximately $153 thousand of rental income during the three months ended March 31, 2025.
•Funding of improvement allowances at our Arizona, Connecticut, Missouri and Pennsylvania cultivation facilities, which generated approximately $340 thousand of additional rental income during the three months ended March

31, 2025. The additional rental income from our Missouri cultivation facility was derived from the expansion and development of the adjacent land parcel we acquired during the first quarter of 2023.
•Annual rent escalations on our portfolio, which generated an increase of approximately $266 thousand of rental income during the three months ended March 31, 2025.
•These increases were offset by a decline in rental income of approximately $300 thousand, attributable to Revolutionary Clinics paying only approximately 50% of their contractual rent during the three months ended March 31, 2025. During the second half of 2024, the tenant encountered significant operational challenges that impaired their ability to meet full rent obligations. In December 2024, these challenges culminated in the tenant entering receivership. For further information refer to Note 4 - Leases.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our one loan receivable.
Fees and Reimbursables
Fees and reimbursables for the three months ended March 31, 2025 increased by approximately $139 thousand to approximately $489 thousand compared to approximately $350 thousand for the three months ended March 31, 2024, due to timing of revenue reimbursements quarter over quarter.
Expenses
Property Expenses
Property expenses for the three months ended March 31, 2025 increased by approximately $604 thousand rising from $22 thousand for the three months ended March 31, 2024 to $626 thousand for the three months ended March 31, 2025. This increase is mainly attributable to real estate taxes, insurance and utility payments made on behalf of two tenants. In certain circumstances we will pay for expenses on behalf of the tenant with the tenant being obligated to reimburse us. However, timing differences may cause the recognition of expenses and corresponding reimbursement income to vary between periods.
Depreciation and Amortization Expense
Depreciation and amortization for the three months ended March 31, 2025 increased by approximately $0.3 million to approximately $3.9 million compared to approximately $3.6 million for the three months ended March 31, 2024. The increase is primarily attributable to: (i) approximately $37.3 million of improvements placed into services during 2024 related to our expansion project at our Missouri cultivation facility, two Pennsylvania cultivation facilities and our Arizona cultivation facility; (ii) our 2025 acquisition of a dispensary, contributing approximately $0.1 million in depreciable assets; and (iii) our 2024 acquisition of a cultivation facility, contributing approximately $3.7 million in depreciable assets.
General and Administrative Expenses
The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to employees and officers of the Company and stock-based compensation awards. The change was relatively flat quarter over quarter.
Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. For the three months ended March 31, 2025, professional fees were approximately $605 thousand compared to approximately $402 thousand for the three months ended March 31, 2024. The increase was primarily attributed to the timing of audit procedures and associated fees, as the majority of the audit work conducted by our auditors was incurred during the first quarter of 2025. Additionally, we incurred extra costs related to obtaining consent from the prior auditor for our Form 10-K filing.

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
Provision for Current Expected Credit Loss
For the three months ended March 31, 2025, we recorded a reduction in the provision for current expected credit loss of $13 thousand, which reduced the allowance for credit loss to approximately $103 thousand as of March 31, 2025.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income remained relatively flat quarter over quarter. We primarily used cash liquidity to pay dividends and fund improvement allowances. Refer to the "Summary of Cash Flows" for further information.
Interest Expense
Interest expense mainly relates to our revolving credit facility. For the three months ended March 31, 2025, interest expense increased by approximately $92 thousand, to approximately $175 thousand compared to $83 thousand in the same period of 2024. The increase was due to a higher outstanding balance on our revolving credit facility.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net Income Attributable to Common Stockholders	$6,297	$6,869
Net Income Attributable to Noncontrolling Interests	107	125
Net Income	6,404	6,994

Adjustments:
Real Estate Depreciation and Amortization	3,879	3,564
FFO Attributable to Common Stockholders - Diluted	10,283	10,558
Provision for Current Expected Credit Loss	(13)	(14)
Stock-Based Compensation	388	350
Non-cash Interest Expense	67	67
Amortization of Straight-line Rent Expense	(1)	(1)
AFFO Attributable to Common Stockholders - Diluted	$10,724	$10,960
Liquidity and Capital Resources
Our cash requirements include the payment of dividends to our shareholders, distributions to our holders of LPI Units ("OP Unitholders"), general and administrative expenses, debt service, other expenses related to managing our existing portfolio as well as acquisition and unfunded improvement commitments on our properties. The sources of liquidity to fund these cash requirements include rental income from the leasing of our properties, which is our primary source of cash flows, borrowings under our Revolving Credit Facility and equity and debt issuances, including issuance of common stock under our ATM Program, if markets permit. Where possible, we also may issue LPI Units to acquire properties from existing owners seeking a tax-deferred transaction.
As of March 31, 2025, we had $102.3 million of liquidity comprised of $19.9 million of cash and cash equivalents and $82.4 million available on our $90.0 million Revolving Credit Facility, subject to sufficient collateral in the borrowing base. Additionally, the ATM Program allows us to issue equity to raise capital up to $50.0 million. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
During the second half of 2024, the Federal Reserve eased its monetary policy by reducing the target range for the federal funds rate by one percentage point. Despite this cut, interest rates have remained relatively stable. As of March 2025, the annual inflation rate in the U.S. stands at 2.4% for the twelve month period ending March 31, 2025. However, challenges persist due to higher interest rates and inflation, which may adversely impact our cash flow from ongoing operations.
We expect that our cash flow from continuing operations over the next twelve months, combined with our cash reserves, will be sufficient to fund our business operations, pay cash dividends to our shareholders, make distributions on our LPI Units, and cover debt service.
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

Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net Cash Provided by Operating Activities	$10,162	$10,042
Net Cash Used in Investing Activities	$(285)	$(7,894)
Net Cash Used in Financing Activities	$(10,147)	$(6,445)
Cash and Cash Equivalents - End of Period	$19,943	$21,546
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 were approximately $10.2 million and $10.0 million, respectively. Net cash flows provided by operating activities for the three months ended March 31, 2025 and 2024 were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 were approximately $0.3 million and $7.9 million, respectively. Net cash used in investing activities for the three months ended March 31, 2025 related to approximately $0.3 million used to purchase a cultivation facility in Ohio. Net cash used in investing activities for the three months ended March 31, 2024 related to approximately $7.9 million used to fund improvement allowances at our cultivation facilities in Arizona and Missouri.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the three months ended March 31, 2025 and 2024 were approximately $10.1 million and $6.4 million, respectively. Net cash used in financing activities for the three months ended March 31, 2025, was mainly related to approximately $9.3 million in dividend payments to holders of our common stock, as well as distributions on our LPI Units, approximately $0.3 million paid to redeem 15,198 LPI Units in cash and approximately $0.4 million related to cash paid for taxes in lieu of issuance of common stock on on vested RSUs and PSUs and approximately $0.3 million to issue PSUs in cash. Net cash used in financing activities for the three months ended March 31, 2024, was mainly related to approximately $8.4 million in dividend payments to holders of our common stock, as well as distributions on our LPI Units, $1.0 million to pay down our loan payable and approximately $46 thousand of cash paid in lieu of issuance of common stock on on vested RSUs. These cash outflows were offset by $3.0 million drawn on our Revolving Credit Facility.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the three months ended March 31, 2025, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, we authorized distributions on our LPI Units of $0.43 per share.

During the three months ended March 31, 2024, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our LPI Units of $0.41 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of March 31, 2025, we had aggregate unfunded commitments of $11.7 million to develop and improve our existing cultivation facilities in Connecticut and Ohio.
Corporate Office Lease
As of March 31, 2025, we were the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year four. The office lease has a remaining weighted average term of approximately 1.42 years.
Revolving Credit Facility
As of March 31, 2025, the interest at a rate on our Revolving Credit Facility was 5.65% and we had $7.6 million outstanding under the facility. See note 6 - Financings for more details.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility. As of March 31, 2025, we had $7.6 million principal drawn on our Revolving Credit Facility, at a fixed interest rate of 5.65% through May 2025 and a floating rate thereafter. Therefore, if interest rates decrease, our required interest payments may exceed those based on current market rates. If interest rates remain higher for longer, our cost of financing will significantly increase when the Revolving Credit facility adjusts to a floating rate in May 2025. We may choose to mitigate such interest rate risk through the use of interest rate derivative instruments.
Impact of Inflation
As of March 2025, the annual inflation rate declined to approximately 2.4% from 3.5% as of March 2024. We enter into leases that generally provide for annual fixed increases in rent at a predetermined rate. In some instances, leases provide for annual increases in rent based on the increase in the Consumer Price Index ("CPI"). We expect these lease provisions to result in rent increases over time. During periods when inflation exceeds the rent increases stipulated in the leases, rent increases may not keep pace with the rate of inflation.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, dated March 6, 2025, filed with the SEC. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization had an expiration date of December 31, 2023. On September 15, 2023, our board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the Repurchase Program through December 31, 2024. On November 20, 2024, our board of directors authorized extending the duration of the Repurchase Program to conclude on December 31, 2026.The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended March 31, 2025. The remaining availability under the Repurchase Program as of March 31, 2025 was approximately $8.2 million.
The following is a summary of common shares repurchased and shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended March 31, 2025:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid Per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares That May Yet Be Purchased Under the Plan Or Programs(3)
January 1, 2025-January 31, 2025	13,493	—	—	$8,193,910
February 1, 2025-February 28, 2025	4,367	—	—	$8,193,910
March 1, 2025-March 31, 2025	4,221	—	—	$8,193,910
Total for the three months ended March 31, 2025	$22,081	—	—
(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been withheld by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units and performance stock units issued under the 2021 Equity Incentive Plan.
(2) Average price per common share includes commissions paid in connection with the stock repurchased under the Repurchase Program. The withheld shares to satisfy tax obligations of vested restricted stock units and vested performance stock units are excluded.
(3) During the three months ended March 31, 2025, the Company did not repurchase any shares of Common Stock under the Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2025, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
3.2	Articles Supplementary of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2022).
3.3	Amended and Restated Bylaws of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 10, 2022).
10.1*	Amended and Restated Employment Agreement, dated as of March 6, 2025, by and between NewLake Capital Partners, Inc. and Lisa Meyer.
31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLAKE CAPITAL PARTNERS, INC.

Dated: May 8, 2025	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)