Form 10-Q
period 2025-06-30
NewLake Capital Partners, Inc.
filed 2025-08-07
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 5, 2025 was 20,552,632.

NewLake Capital Partners, Inc.
FORM 10-Q
June 30, 2025
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets:
Real Estate
Land	$23,224	$22,891
Building and Improvements	408,930	408,552
Total Real Estate	432,154	431,443
Less Accumulated Depreciation	(51,321)	(44,709)
Net Real Estate	380,833	386,734
Cash and Cash Equivalents	21,854	20,213
In-Place Lease Intangible Assets, net	16,695	17,794
Loan Receivable, net (Current Expected Credit Loss of $93 and $116, respectively)	4,907	4,884
Other Assets	1,558	1,911
Total Assets	$425,847	$431,536

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$981	$1,515
Revolving Credit Facility	7,600	7,600
Dividends and Distributions Payable	9,024	9,246
Security Deposits	7,642	8,117
Rent Received in Advance	990	684
Other Liabilities	81	402
Total Liabilities	26,318	27,564

Commitments and Contingencies (Note 15)

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,552,632 and 20,514,583 Shares Issued and Outstanding, respectively	205	205
Additional Paid-In Capital	446,759	446,627
Accumulated Deficit	(54,265)	(50,067)
Total Stockholders' Equity	392,699	396,765

Noncontrolling Interests	6,830	7,207
Total Equity	399,529	403,972

Total Liabilities and Equity	$425,847	$431,536
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Rental Income	$12,564	$12,253	$25,151	$24,380
Interest Income from Loans	137	134	271	265
Fees and Reimbursables	231	68	720	418
Total Revenue	12,932	12,455	26,142	25,063

Expenses:
Reimbursable Property Expenses	41	28	668	50
Property Carrying Costs	5	—	5	—
Depreciation and Amortization Expense	3,877	3,626	7,760	7,194
General and Administrative Expenses:
Compensation Expense	670	1,150	1,875	2,385
Professional Fees	197	243	803	645
Other General and Administrative Expenses	554	455	964	873
Total General and Administrative Expenses	1,421	1,848	3,642	3,903
Total Expenses	5,344	5,502	12,075	11,147

Loss on Sale of Real Estate	(34)	—	(34)	—
Provision for Current Expected Credit Loss	10	12	23	26

Income From Operations	7,564	6,965	14,056	13,942

Other Income (Expense):
Other Income	91	81	177	181
Interest Expense	(210)	(128)	(384)	(211)
Total Other Income (Expense)	(119)	(47)	(207)	(30)

Net Income	7,445	6,918	13,849	13,912

Net Income Attributable to Noncontrolling Interests	(126)	(122)	(234)	(247)

Net Income Attributable to Common Stockholders	$7,319	$6,796	$13,615	$13,665

Net Income Attributable to Common Stockholders Per Share - Basic	$0.36	$0.33	$0.66	$0.66

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.35	$0.33	$0.66	$0.66

Weighted Average Shares of Common Stock Outstanding - Basic	20,613,866	20,555,362	20,602,635	20,548,601

Weighted Average Shares of Common Stock Outstanding - Diluted	20,974,923	20,951,379	20,971,160	20,946,805
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of March 31, 2025	20,538,785	$205	$446,709	$(52,677)	$6,861	$401,098
Conversion of Vested RSUs to Common Stock	13,146	—	—	—	—	—
Stock-Based Compensation	701	—	47	—	—	47
Dividends to Common Stock	—	—	—	(8,838)	—	(8,838)
Dividends on Restricted Stock Units	—	—	—	(69)	—	(69)
Distributions to LPI Unitholders	—	—	—	—	(154)	(154)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	3	—	(3)	—
Net Income	—	—	—	7,319	126	7,445
Balance as of June 30, 2025	20,552,632	$205	$446,759	$(54,265)	$6,830	$399,529

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of March 31, 2024	20,509,883	$205	$445,590	$(42,479)	$7,347	$410,663
Stock-Based Compensation	—	—	424	—	—	424
Dividends to Common Stock	—	—	—	(8,819)	—	(8,819)
Dividends on Restricted Stock Units	—	—	—	(79)	—	(79)
Distributions to LPI Unitholders	—	—	—	—	(161)	(161)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(8)	—	8	—
Net Income	—	—	—	6,796	122	6,918
Balance as of June 30, 2024	20,509,883	$205	$446,006	$(44,581)	$7,316	$408,946
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972
Conversion of Vested RSUs to Common Stock	23,062	—	—	—	—	—
Conversion of Issued PSUs to Common Stock	13,537	—	—	—	—	—
Cash Redemption of LPI Units	—	—	(253)	—	—	(253)
Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(352)	—	—	(352)
Stock-Based Compensation	1,450	—	434	—	—	434
Dividends to Common Stock	—	—	—	(17,669)	—	(17,669)
Dividends on Restricted Stock Units	—	—	—	(144)	—	(144)
Distributions to LPI Unitholders	—	—	—	—	(308)	(308)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	303	—	(303)	—
Net Income	—	—	—	13,615	234	13,849
Balance as of June 30, 2025	20,552,632	$205	$446,759	$(54,265)	$6,830	$399,529

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957
Conversion of Vested RSUs to Common Stock	6,363	—	—	—	—	—
Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(46)	—	—	(46)
Stock-Based Compensation	—	—	774	—	—	774
Dividends to Common Stock	—	—	—	(17,228)	—	(17,228)
Dividends on Restricted Stock Units	—	—	—	(109)	—	(109)
Distributions to LPI Unitholders	—	—	—	—	(314)	(314)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(11)	—	11	—
Net Income	—	—	—	13,665	247	13,912
Balance as of June 30, 2024	20,509,883	$205	$446,006	$(44,581)	$7,316	$408,946
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net Income	$13,849	$13,912
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	434	774
Loss on Sale of Real Estate	34	—
Depreciation and Amortization Expense	7,760	7,194
Amortization of Debt Issuance Costs	135	134
Provision for Credit Loss	(23)	(26)
Straight-Line Rent Expense	(2)	(1)
Application of Rent Escrow	(446)	(274)
Application of Security Deposit	(43)	—
Changes in Assets and Liabilities
Other Assets	213	221
Accounts Payable and Accrued Expenses	(284)	(339)
Security Deposits	14	447
Rent Received in Advance	305	(206)
Other Liabilities	(321)	(77)
Net Cash Provided by Operating Activities	21,625	21,759

Cash Flows from Investing Activities:
Funding of Improvement Allowances	—	(11,371)
Acquisition of Real Estate	(785)	(3,993)
Net Cash Used in Investing Activities	(785)	(15,364)

Cash Flows from Financing Activities:
Cash Paid for Taxes in Lieu of Issuance of Common Stock	(352)	(46)
Performance Stock Units Settled in Cash	(251)	—
Common Stock Dividends Paid	(17,653)	(16,610)
Restricted Stock Units and Performance Stock Units Dividends Paid	(376)	(114)
Distributions to LPI Unitholders	(314)	(303)
Cash Redemption of LPI Units	(253)	—
Borrowings from Revolving Credit Facility	—	6,600
Principal Repayment on Loan Payable	—	(1,000)
Deferred Offering Costs	—	(78)
Net Cash Used in Financing Activities	(19,199)	(11,551)

Net Increase (Decrease) in Cash and Cash Equivalents	1,641	(5,156)
Cash and Cash Equivalents - Beginning of Period	20,213	25,843

Cash and Cash Equivalents - End of Period	$21,854	$20,687
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$233	$99
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,024	$9,009
Nonmonetary Acquisition of Real Estate	$950	$—
Nonmonetary Disposition of Real Estate	$986	$—
Accrual for Deferred Offering Costs	$—	$143
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has: (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2025 and December 31, 2024, the assets and liabilities of the Company and the Operating Partnership were substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
June 30, 2025
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 3 - Real Estate
As of June 30, 2025, the Company owned 34 properties, located in 12 states. The following table presents the Company's real estate portfolio as of June 30, 2025 (in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Massachusetts	Cultivation	$481	$9,310	$9,791	$(1,574)		$8,217
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,502)		8,659
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(1,140)		12,439
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,963	12,315	15,278	(1,241)		14,037
Bud'r	(3)	Connecticut	Dispensary	395	534	929	(102)		827
C3 Industries		Connecticut	Cultivation	321	4,653	4,974	(117)	(2)	4,857
C3 Industries		Missouri	Cultivation	948	28,069	29,017	(1,623)		27,394
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(2,958)	(2)	29,055
The Cannabist Company		California	Dispensary	1,082	2,692	3,774	(370)		3,404
The Cannabist Company		Illinois	Dispensary	162	1,053	1,215	(139)		1,076
The Cannabist Company		Illinois	Cultivation	801	10,560	11,361	(1,414)		9,947
The Cannabist Company		Massachusetts	Dispensary	108	2,212	2,320	(325)		1,995
The Cannabist Company		Massachusetts	Cultivation	1,136	12,690	13,826	(2,292)		11,534
CODES	(4)	Arkansas	Dispensary	238	1,919	2,157	(279)		1,878
CODES	(5)	Missouri	Cultivation	204	20,897	21,101	(3,805)		17,296
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(7,901)		42,831
Cresco Labs		Ohio	Dispensary	146	354	500	(2)		498
Cresco Labs		Ohio	Dispensary	182	103	285	(1)		284
Curaleaf		Connecticut	Dispensary	184	2,746	2,930	(394)		2,536
Curaleaf		Florida	Cultivation	388	75,595	75,983	(9,663)		66,320
Curaleaf		Illinois	Dispensary	69	525	594	(78)		516
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(170)		1,564
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(445)		2,908
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(202)		1,972
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(476)		2,886
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(199)		1,719
Curaleaf		Pennsylvania	Dispensary	216	2,010	2,226	(292)		1,934
Curaleaf		Pennsylvania	Dispensary	70	880	950	(3)		947
Mint		Arizona	Cultivation	3,574	18,236	21,810	(327)		21,483
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(442)		1,670
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(97)		1,453
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(169)		1,146
Revolutionary Clinics, Inc.		Massachusetts	Cultivation	926	41,934	42,860	(4,884)		37,976
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(6,695)		37,575
Total Real Estate(6)				$23,224	$408,930	$432,154	$(51,321)		$380,833
(1) Includes construction in progress in the amount of $2.0 million that had been funded as of June 30, 2025.
(2) A portion of this investment is currently under development or undergoing building or tenant improvements. Once the development or improvements are completed and placed-in service, the Company will begin depreciating the applicable part of the property.
(3) This property was formerly operated by Acreage.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 3 - Real Estate (continued)
(4) This property was formerly operated by Greenlight.
(5) This property was formerly operated by Organic Remedies.
(6) At times, numbers in this table may differ due to rounding.
Real Estate Acquisitions
2025 Acquisitions
During the six months ended June 30, 2025, the Company acquired three dispensaries and committed to fund $1,080 thousand in improvements (refer to the 2025 Improvement Allowances table below for details). These properties were simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisition for the six months ended June 30, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
Cresco Labs	Ohio	Dispensary	February 19, 2025	$285
Cresco Labs	Ohio	Dispensary	April 25, 2025	500
Curaleaf (1)	Pennsylvania	Dispensary	June 12, 2025	950
Total				$1,735
(1) This dispensary was acquired through a like-kind exchange and was recorded at its fair value. For further details, refer to the "2025 Disposition" section below.
2025 Disposition
On June 12, 2025, the Company completed a deed-for-deed like-kind exchange with Curaleaf, involving the transfer of its dispensary located in Mokena, IL for a dispensary located in Brookville, PA. The transaction was structured as a nonmonetary exchange with no cash consideration. Upon completion of the exchange, the Brookville property received by the Company was leased to an existing tenant under a new operating lease. The Brookville dispensary was recorded at its fair value of $950 thousand and the Company recognized a de minimis loss on the exchange. For additional details, refer to the acquisition summary in the table above.
2024 Acquisition
In May 2024, the Company purchased a cultivation facility and committed to fund approximately $12.0 million in improvements (refer to the 2024 Improvement Allowances table below for details). The property was simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisition for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Connecticut	Cultivation	May 7, 2024	$3,993
Total				$3,993

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 3 - Real Estate (continued)
Real Estate Commitments
2025 Improvement Allowances
The following table presents the funded and remaining unfunded commitments as of June 30, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
C3 Industries	Connecticut	Cultivation	May 7, 2024	$—	$11,043
Cresco Labs	Ohio	Dispensary	February 19, 2025	—	705
Cresco Labs	Ohio	Dispensary	April 25, 2025	—	375
Total				$—	$12,123
2024 Improvement Allowances
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	$750	$—
C3 Industries	Connecticut	Cultivation	May 7, 2024	981	11,043
C3 Industries	Missouri	Cultivation	March 3, 2023	8,826	—
Mint	Arizona	Cultivation	June 24, 2021	4,588	—
Total				$15,145	$11,043
Construction in Progress
As of June 30, 2025 and December 31, 2024, funded commitments totaling approximately $2.0 million were recorded in Construction in Progress ("CIP"). The Company classified CIP within "Buildings and Improvements" in the accompanying consolidated balance sheets.
2025 and 2024 Construction in Progress

There were no additions to CIP during the six months ended June 30, 2025. Accordingly, the following table presents the CIP balance for both June 30, 2025 and December 31, 2024 (in thousands):

Tenant	State	Site Type	CIP Balance(1)
C3 Industries	Connecticut	Cultivation	$981
Calypso Enterprises	Pennsylvania	Cultivation	1,006
Total			$1,987
(1) These properties were under development or undergoing building or tenant improvements as of June 30, 2025 and December 31, 2024. Once the development or the improvements are completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 3 - Real Estate (continued)
In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of June 30, 2025 (in thousands):

Year	Amortization Expense
2025 (six months ending December 31, 2025)	$985
2026	1,969
2027	1,969
2028	1,969
2029	1,969
Thereafter	7,834
Total	$16,695
Depreciation and Amortization
For the three months ended June 30, 2025 and 2024, depreciation expense on the Company's real estate assets was approximately $3.4 million and $3.1 million, respectively. Depreciation expense on the Company's real estate assets for the six months ended June 30, 2025 and 2024, was approximately $6.8 million and $6.2 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended June 30, 2025 and 2024. Amortization of the Company’s acquired in-place lease intangible assets was approximately $1.0 million for both the six months ended June 30, 2025 and 2024. The acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 8.77 years.
Real Estate Impairment
The Company did not identify any situations in its review of tenant activities and changes in the business condition for any of its properties that would require the recognition of a real estate impairment loss. Accordingly, the Company did not record a real estate impairment loss for the three and six months ended June 30, 2025 and 2024, respectively.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended June 30, 2025 and 2024, the reimbursable revenues were $179.6 thousand and $18.4 thousand, respectively. For the six months ended June 30, 2025, and 2024 the reimbursable

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 4 - Leases (continued)
revenues were $623.1 thousand and $318.2 thousand, respectively. Reimbursable expenses are classified as "Reimbursable Property Expenses" in the accompanying consolidated statements of operations.
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
Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. As of June 30, 2025, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. As of June 30, 2025, the Company's gross investment in these two properties was approximately $6.3 million.
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of June 30, 2025 (in thousands):

Year	Contractual Minimum Rent(1)
2025 (six months ending December 31, 2025)	$24,710
2026	50,484
2027	51,825
2028	53,174
2029	54,559
Thereafter	448,876
Total	$683,628
(1) The table does not include contractual rent from Revolutionary Clinics. Although the Company has preserved all its rights under the lease agreement, the tenant is currently in receivership, and a court-appointed receiver is overseeing the process of liquidation. The Company has entered into a stipulation agreement with the receiver. For more information about this tenant, refer to the section below titled "Condition of Our Tenants".
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of June 30, 2025 and December 31, 2024, the Company owned 34 and 32 properties, respectively, leased to 13 tenants, across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 4 - Leases (continued)
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, excluding revenue reimbursables, for each of the periods presented:

Three Months Ended June 30,
2025			2024
Tenant	Number of Leases	Percentage of Rental Income(1)	Tenant	Number of Leases	Percentage of Rental Income(1)
Curaleaf	10	23%	Curaleaf	10	23%
Cresco Labs	3	14%	Cresco Labs	1	14%
Trulieve	1	11%	Trulieve	1	11%
The Cannabist Company	5	9%	The Cannabist Company	5	9%
C3 Industries	2	8%	Calypso Enterprises	1	7%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.

Six Months Ended June 30,
2025			2024
Tenant	Number of Leases	Percentage of Rental Income(1)	Tenant	Number of Leases	Percentage of Rental Income(1)
Curaleaf	10	23%	Curaleaf	10	23%
Cresco Labs	3	14%	Cresco Labs	1	14%
Trulieve	1	11%	Trulieve	1	11%
The Cannabist Company	5	9%	The Cannabist Company	5	9%
C3 Industries	2	8%	Calypso Enterprises	1	7%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 4 - Leases (continued)
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, excluding revenue reimbursable, for each of the periods presented:

Three Months Ended June 30,
2025				2024
State		Number of Properties	Percentage of Rental Income(1)	State	Number of Properties	Percentage of Rental Income(1)
Pennsylvania	(2)	8	26%	Pennsylvania	7	26%
Florida		1	19%	Florida	1	19%
Illinois	(3)	6	18%	Illinois	7	18%
Missouri		2	11%	Massachusetts	5	13%
Massachusetts		5	11%	Missouri	2	11%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.
(2) Include income from the acquisition of one property through an exchange on June 12, 2025.
(3) Include income from the disposition of one property through an exchange on June 12, 2025.

Six Months Ended June 30,
2025				2024
State		Number of Properties	Percentage of Rental Income(1)	State	Number of Properties	Percentage of Rental Income(1)
Pennsylvania	(2)	8	26%	Pennsylvania	7	26%
Florida		1	19%	Florida	1	19%
Illinois	(3)	6	18%	Illinois	7	18%
Missouri		2	11%	Massachusetts	5	13%
Massachusetts		5	11%	Missouri	2	10%
(1) Calculated based on rental income received during the period. This amount includes fees, applied escrow/security deposits, if any, and excludes revenue reimbursables.
(2) Include income from the acquisition of one property through an exchange on June 12, 2025.
(3) Include income from the disposition of one property through an exchange on June 12, 2025.
Condition of Our Tenants
Revolutionary Clinics, Inc.
Revolutionary Clinics, Inc. ("Revolutionary Clinics") faced operational challenges that impaired their ability to meet contractual rent obligations. Beginning in June 2024, they remitted approximately 50% of rent due. On December 13, 2024, Revolutionary Clinics entered into receivership. In the first quarter of 2025, the Company entered into a stipulation agreement with the court appointed receiver to receive 50% of contractual rent on a weekly basis, along with weekly reimbursements for certain delinquent real estate taxes and utilities previously paid by the Company. For the three and six months ended June 30, 2025, the Company received the rent and expense payments in accordance with the stipulation agreement. During the period, the court-appointed receiver continued to oversee the liquidation of the tenant’s business operations.
As Lessee
Commencing on June 1, 2022, the Company entered into a four-year lease agreement to rent its office space, subject to annual escalations, which includes the option to extend the lease for a single three year period. The annual rent payments range from approximately $72.0 thousand in year one to approximately $85.0 thousand in year four. This one office lease qualifies under the right-of-use ("ROU") model. Upon entering into the lease in June 2022, the Company recorded a ROU asset of $273 thousand which is classified in “Other Assets” and a lease

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 4 - Leases (continued)
liability, which is classified in "Other Liabilities" in the accompanying consolidated balance sheets. The ROU balance as of June 30, 2025 and December 31, 2024, were approximately $76.1 thousand and $110.0 thousand, respectively. The ROU asset is amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

The following table presents the future contractual rent obligations as lessee as of June 30, 2025 (in thousands):

Year	Contractual Base Rent
2025 (six months ended December 31, 2025)	$39
2026	52	(1)
Total Future Contractual Lease Payments	$91
Less: Amount Discounted Using Incremental Borrowing Rate	$(9)
Total Lease Liability	$82
(1) The lease is scheduled to expire on August 31, 2026. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the initial term.
As of June 30, 2025, the weighted-average discount rate used to calculate the lease liability was 5.65% and the remaining lease term was 1.17 years.
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next five years, with a final maturity of June 30, 2031. The loan is cross defaulted with their lease agreement with the Company. As of June 30, 2025 and December 31, 2024, the loan earned interest at a rate of 10.96% and 10.72%, respectively, and the aggregate principal amount outstanding on the unsecured loan receivable as of June 30, 2025 and December 31, 2024, was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgement. The Company used a discounted cash flow analysis to determine the expected credit loss.
The following table presents the CECL reserve for the six months ended June 30, 2025 (in thousands):

Period	Expected Credit Loss
CECL reserve as of December 31, 2024(1)	$115.9
Adjustment to expected credit loss	(12.9)
CECL reserve as of March 31, 2025	103.0
Adjustment to expected credit loss	(10.2)
CECL reserve as of June 30, 2025(1)	$92.8
(1) Included in "Loan Receivable, net" on the accompanying consolidated balance sheets.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
The Revolving Credit Facility accrued interest at a fixed rate of 5.65% through May 5, 2025. Commencing May 6, 2025, the Revolving Credit Facility bears interest at a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) plus an applicable margin of 1.0% or (b) 4.75%. As of June 30, 2025, the interest rate was at 8.50%.
As of June 30, 2025 and December 31, 2024, the Company had $7.6 million outstanding under the Revolving Credit Facility. As of June 30, 2025, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain financial covenants, which include liquidity and debt service coverage ratios. The facility also includes customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2025, the Company was in compliance with the financial covenants under the Loan and Security Agreement.
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
Note 8 - Noncontrolling Interests
Overview
Noncontrolling interests represent the limited partnership interest ("LPI Units") in the Operating Partnership not held by the Company. Net income allocated to noncontrolling interest is based on LPI Unitholders' ownership percentage in the Operating Partnership. As of June 30, 2025 and December 31, 2024, noncontrolling interests

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 8 - Noncontrolling Interests (continued)
represented approximately 357,442 and 372,640 LPI Units, respectively, or 1.7% and 1.8%, respectively, ownership interest in the Operating Partnership.
Allocation of Net Income
Net income allocated to the Operating Partnership noncontrolling interest for the three months ended June 30, 2025 and 2024 was $126 thousand and $122 thousand, respectively. Net income allocated to the Operating Partnership noncontrolling interest for the six months ended June 30, 2025 and 2024 was $234 thousand and $247 thousand, respectively.
Redemption and Conversion Activity
During the three months ended June 30, 2025 and 2024, no LPI Units were redeemed for cash by the Company and no LPI Units were converted to common stock. During the six months ended June 30, 2025, 15,198 LPI Units were redeemed for cash by the Company for approximately $253 thousand. During the six months ended June 30, 2024, no LPI Units were redeemed for cash. During the six months ended June 30, 2025 and 2024, no LPI Units were converted to common stock.
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
Under the Plan, the total number of shares of awards will be no more than 2,275,727 shares of common stock. If and to the extent shares of awards granted under the Plan, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any stock awards, stock units or other stock-based awards are forfeited, terminated or otherwise not paid in full, the shares subject to such grants shall again be available for issuance or transfer under the Plan. The Plan has a term of ten years until August 12, 2031.
Additionally, the Plan provides for the issuance of unrestricted common stock to directors who elect to receive their compensation in common stock rather than cash. During the three months ended June 30, 2025 and 2024, 701 and 0 shares of common stock were issued related to director compensation, respectively. During the six months ended June 30, 2025 and 2024, 1,450 and 0 shares of common stock were issued related to director compensation, respectively. As of June 30, 2025, there were approximately 1,751,152 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units (“PSUs”) .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, director RSUs that vest cannot be converted until the director separates from the Company. During the six months ended June 30, 2025, 13,146 vested director RSUs were converted to common stock in connection with the separation of one board member. The total aggregate outstanding RSUs as of June 30, 2025 and 2024 were 145,266 and 139,499, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the six months ended June 30,:

	2025			2024
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,258		$13.92	63,582		$13.92
Granted	55,233		$15.54	49,014		$17.40
Forfeited	(14,828)		$15.88	(740)		$15.19
Vested	(40,327)	(1)	$17.21	(40,610)	(2)	$12.64
Balance at June 30,	68,336		$15.34	71,246		$17.03
(1) Vested shares are reported gross and include 8,588 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(2) Vested shares are reported gross and include 2,846 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the six months ended June 30,:

	2025			2024
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,253		$22.05	36,852		$22.05
Vested	40,327	(1)	$17.21	40,610	(2)	$12.64
Converted	(23,062)		$17.21	(6,363)		$13.38
Shares Withheld(3)	(8,588)		$17.21	(2,846)		$13.38
Balance at June 30,	76,930		$17.62	68,253		$17.62
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
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the six months ended June 30, 2025 and 2024, the Company paid approximately $81.9 thousand and approximately $83.0 thousand, respectively, of accumulated dividends that became earned upon vesting of RSUs. As of June 30, 2025 and 2024, unearned dividends on unvested RSUs, which are only payable upon vesting, totaled approximately $91.8 thousand and $95.2 thousand, respectively.
The amortization of compensation costs associated with the RSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million, excluding forfeitures, for both the three months ended June 30, 2025 and 2024. The amortization of compensation costs for the RSU awards amounted to approximately $0.4 million, excluding forfeitures, for both the six months ended June 30, 2025 and 2024, respectively. The remaining unrecognized compensation cost of approximately $0.9 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.3 years as of June 30, 2025.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
PSUs are granted to officers of the Company. Total outstanding PSUs as of June 30, 2025 and 2024 were 113,490 and 159,522, respectively.
The following table sets forth the Company's unvested PSU activity for the six months ended June 30,:

	2025			2024
	Number of Unvested Shares of PSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	154,087		$16.98	103,000	$17.18
Granted	54,688		$12.79	56,522	$17.30
Issued	(42,548)	(1)	$24.00	—	$—
Forfeited	(52,737)		$13.73	—	$—
Balance at June 30,	113,490		$13.84	159,522	$17.22
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
The fair value of PSUs is determined using a Monte Carlo simulation for our future stock price and the future stock price of a corresponding peer group. The grant date fair value is an equally weighted value comprised of (i) total shareholder return of the Company and a peer group of companies (“rTSR”); and (ii) the Company’s absolute compound annual growth rate (“CAGR”). To derive the value of rTSR, the Company uses a stochastic stock price simulation model using Geometric Brownian Motion (“GBM”) to model the future stock prices of the Company and the peer group companies. The key inputs to the GBM model include the standard deviation of the movement of the share price, also expressed as stock price volatility. Historical volatility is analyzed for the Company and peer group companies based on publicly traded shares of common stock. The model also assists in deriving a value of the Company’s CAGR which is then subjected to the vesting percentages according to the terms of the PSU agreements. The key inputs to calculate CAGR are the ending stock price, initial stock price and vesting period. The GBM simulates the ending stock price that is used in the CAGR model to determine the grant date fair value.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Using the above methodology, the following table outlines the grant date fair values and performance periods of the Company's outstanding PSU awards as of June 30, 2025:

Performance Period	Grant Date Fair Value	Minimum number of PSUs to be Issued	Maximum number of PSUs to be Issued
January 1, 2023-December 31, 2025	$11.23	—	72,996
January 1, 2024-December 31, 2026	$17.30	—	78,262
January 1, 2025-December 31, 2027	$12.79	—	75,722
If the performance hurdles are met, each PSU issued represents the right to receive one share of common stock. Upon issuance, each PSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the performance period. If PSUs do not meet the performance hurdles and are canceled, no dividends are paid on the canceled units. During the six months ended June 30, 2025, the Company paid approximately $213.6 thousand in accrued dividends on the 42,548 PSUs that were issued. No accrued dividends were paid for the six months ended June 30, 2024, as the performance hurdles were not met, and the PSUs were canceled. Unearned dividends on unvested PSUs as of June 30, 2025 and 2024, were approximately $283.5 thousand and $379.7 thousand, respectively.
The amortization of compensation costs associated with the PSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.1 million and $0.2 million, excluding forfeitures, for the three months ended June 30, 2025 and 2024, respectively. The amortization of compensation costs for the PSU awards amounted to approximately $0.3 million and $0.4 million, excluding forfeitures, for the six months ended June 30, 2025 and 2024, respectively. The remaining unrecognized compensation cost of approximately $0.9 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.9 years as of June 30, 2025.
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of June 30, 2025 and 2024, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of June 30, 2025 and 2024, 602,392 warrants were fully exercisable.
Note 11 - Stockholders' Equity
Preferred Stock
As of June 30, 2025 and December 31, 2024, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of preferred stock outstanding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 11 - Stockholders' Equity (continued)
Common Stock
As of June 30, 2025 and December 31, 2024, the Company had 400,000,000 shares of common stock authorized and 20,552,632 and 20,514,583 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
On November 7, 2022, the board of directors of the Company authorized a stock repurchase program of its common stock up to $10.0 million through December 31, 2023. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the stock repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. On September 15, 2023, the board of directors of the Company authorized an amendment to the stock repurchase program for the repurchase of up to an additional $10.0 million of outstanding common stock and extended the stock repurchase program through December 31, 2024. On November 19, 2024, our board of directors authorized an amendment to the stock repurchase program extending the duration of our existing share repurchase plan to conclude on December 31, 2026. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the three or six months ended June 30, 2025 and 2024. The remaining availability under the stock repurchase program as of June 30, 2025, was approximately $8.2 million.
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
Total compensation payable to the sales agent for its services acting as an agent, principal and/or advisor, as applicable, will not exceed 2.0% of the gross sales price per share for any shares of common stock sold from time

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 11 - Stockholders' Equity (continued)
to time under the EDAs. Under the terms of the EDAs, the Company may also sell its common stock to the sales agent as principal for its own account at a price agreed upon at the time of sale.
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our LPI Units declared by the Company during the six months ended June 30, 2025 and 2024:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2025	March 31, 2025	January 1, 2025 to March 31, 2025	April 15, 2025	$0.43
June 16, 2025	June 30, 2025	April 1, 2025 to June 30, 2025	July 15, 2025	$0.43
Total				$0.86

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 8, 2024	March 29, 2024	January 1, 2024 to March 31, 2024	April 15, 2024	$0.41
June 12, 2024	June 28, 2024	April 1, 2024 to June 30, 2024	July 15, 2024	$0.43
Total				$0.84
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net Income Attributable to Common Stockholders	$7,319	$6,796	$13,615	$13,665
Add: Net Income Attributable to Noncontrolling Interest	126	122	234	247
Net Income	$7,445	$6,918	$13,849	$13,912

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,613,866	20,555,362	20,602,635	20,548,601
Weighted Average Dilutive Effect of LPI Units	357,442	373,582	360,549	373,582
Dilutive Effect of Unvested Restricted Stock Units	3,615	22,435	7,976	24,622
Weighted Average Shares of Common Stock - Diluted	20,974,923	20,951,379	20,971,160	20,946,805

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.36	$0.33	$0.66	$0.66
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.35	$0.33	$0.66	$0.66

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 12 - Earnings Per Share (continued)
During the three and six months ended June 30, 2025, the Company included the effect of LPI Units and unvested RSUs in the calculation of weighted average shares of common stock outstanding - diluted. However, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive. The effect of 113,490 outstanding PSUs were not included in the calculation of diluted earnings per share because it was uncertain whether the market condition for the PSUs would have been met as of June 30, 2025.
During the three and six months ended June 30, 2024, the Company included the effect of LPI Units and unvested RSUs in the calculation of weighted average shares of common stock outstanding - diluted. However, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive. The effect of 159,522 outstanding PSUs were not included in the calculation of diluted earnings per share because it was uncertain whether the market condition for the PSUs would have been met as of June 30, 2024.
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
The following table presents the carrying value and estimated fair value of financial instruments at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Receivable(1)	$4,907	$4,915	$4,884	$4,931
Revolving Credit Facility(2)	$7,600	$7,563	$7,600	$7,472
(1) The fair value measurement of the $5.0 million Loan Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of June 30, 2025 and December 31, 2024, reflects the provision for current expected credit loss of $92.8 thousand and $115.9 thousand, respectively.
(2) The fair value of the Company's Revolving Credit Facility is based on observable inputs, and as such, is classified as Level 2.
As of June 30, 2025 and December 31, 2024, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

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

Taxable REIT Subsidiaries

The Company may conduct some of its operations through a domestic subsidiary that is treated as a Taxable REIT Subsidiary ("TRS"). The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the six months ended June 30, 2025 and 2024, the TRS had limited activity and did not generate taxable income.
Note 15 - Commitments and Contingencies
As of June 30, 2025, the Company had aggregate unfunded commitments to invest approximately $12.1 million to develop and improve our existing cultivation facility in Connecticut and our existing dispensaries in Ohio. Refer to Note 3 - "Real Estate" for further details on the Company's commitments.
As of June 30, 2025, the Company is the lessee under one office lease. Refer to Note 4 - "Leases" for further information.
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
Note 16 - Segments
The Company specializes in long-term, single-tenant, triple-net sale leaseback and build-to-suit projects located in the United States within the regulated cannabis industry. The Company’s properties are aggregated into one reportable segment due to their similarities: they are leased to state-licensed operators on a long-term triple-net basis, and consist of improvements that are reusable and share similar economic characteristics. The Chief Operating Decision Maker ("CODM") is the Company’s President and Chief Executive Officer. The CODM regularly reviews consolidated financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location, tenant or other factors. Accordingly, for disclosure purposes, the Company has a single reportable segment, which

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 16 - Segments (continued)
is reported on the Company’s consolidated financial statements, which includes all significant segment expenses and assets.
The CODM evaluates performance and allocates resources based on revenue, income from operations and net income as reported in the consolidated statements of operations. The Company’s revenues are primarily derived from the long-term, triple-net leases that the Company executes with tenants. These revenues are derived from operating leases which are classified in “Rental Income” and “Fees and Reimbursables” on our consolidated statements of operations. Since these leases are triple-net, property-level expenses are generally either the responsibility of the tenant or reimbursed to the Company. As such, the CODM does not regularly assess property-specific revenue or expense metrics in the evaluation of performance.
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
Note 17 - Subsequent Events
On July 30, 2025, AYR Wellness Inc. (“AYR”), which operates at two of the Company’s owned properties, announced that it had entered into a restructuring support agreement with its senior noteholders. Under the proposed plan, certain AYR assets and operations will be acquired by the senior noteholders, while the remaining assets and operations are expected to be sold or wound down. AYR properties represented approximately 5.9% of the Company’s rental revenue for the six months ended June 30, 2025. AYR has paid its rent payments through July 2025; however, as of August 6, 2025, the Company has not received rent payments for August. Based on currently available information, the Company does not expect the operations associated with the two leased properties to be included in the transaction with AYR’s senior noteholders. The Company holds security deposits equal to approximately 3.5 months of rent for each of the two properties. The Company intends to enforce all its rights under the lease agreements.

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
As of June 30, 2025, we owned a geographically diversified portfolio consisting of 34 properties across 12 states with 13 tenants, comprised of 19 dispensaries and 15 cultivation facilities.
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
We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.2 billion (subject to adjustment for inflation), (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering, which would be December 31, 2026.
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
For the six months ended June 30, 2025, all of our rental income was derived from triple-net leases to 13 tenants. Our leases include a parent or other affiliate guarantee and obligate the tenant for all the ongoing expenses of a property, including real estate taxes, insurance, maintenance and utilities. Our rental income is, therefore, dependent on our tenants (and related guarantors) ability to meet their respective obligations to us. Our tenants operate in the cannabis industry. Changes in current state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations which could materially and adversely affect our ability to maintain or increase rental rates for our properties. Further, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We own 34 properties, leased to 13 tenants. As of June 30, 2025, all of our tenants are performing under their lease agreement with the exception of one tenant discussed below.
Condition of Our Tenants
During the fourth quarter of 2023, we amended our lease with Revolutionary Clinics, Inc. (“Revolutionary Clinics”) in connection with a business restructuring, the infusion of new third-party capital, and the appointment of new management. Despite these efforts, the tenant began experiencing operational difficulties in the second half of 2024, which materially impacted its ability to meet rent obligations.
Revolutionary Clinics
From June 2024 to June 2025, Revolutionary Clinics paid approximately 50% of its contractual rent. On December 13, 2024, the tenant entered receivership, and since then, the court-appointed receiver has been actively pursuing liquidation of the tenant’s business. In the first quarter of 2025, we executed a stipulation agreement with the receiver to receive weekly payments equivalent to 50% of contractual rent, along with reimbursement for delinquent real estate taxes and utilities previously advanced by us. In April 2025, we retained a commercial real estate broker to facilitate the leasing process and began actively marketing the property. The tenant vacated the premises in July 2025, and leasing efforts remain ongoing.
AYR Wellness Inc.
On July 30, 2025, AYR Wellness Inc. (“AYR”), which operates at two of our properties, announced that it had entered into a restructuring support agreement with its senior noteholders. Under the proposed plan, certain AYR assets and operations will be acquired by the senior noteholders, while the remaining assets and operations are expected to be sold or wound down. AYR properties represented approximately 5.9% of rental revenue for the six months ended June 30, 2025. AYR has paid its rent payments through July 2025; however, as of August 6, 2025, we have not received rent payments for August. Based on currently available information, we do not expect the operations associated with the two leased properties to be included in the transaction with AYR’s senior noteholders. We hold security deposits equal to approximately 3.5 months of rent for each of the two properties. We intend to enforce all our rights under the lease agreements.
Financial Markets Update
During the six months ended June 30, 2025, financial markets remained volatile amid persistent macroeconomic uncertainty. While early-year investor sentiment was driven by expectations of continued monetary easing, optimism was tempered by concerns over inflation, trade policy instability, and geopolitical tensions. Major equity indices posted mixed results, and credit markets remained tight. Following a cumulative 100 basis point reduction in interest rates during the second half of 2024, the U.S. Federal Reserve maintained its policy stance throughout the first half of 2025. The prime lending rate stabilized at 7.5% as of January, offering modest relief to borrowers. However, interest rates remain elevated relative to historical norms. Even with rate cuts, capital remains scarce for emerging and specialized industries such as cannabis and many operators are experiencing margin compression and debt strain, with billions in loans maturing by 2026.
Recessionary fears intensified during the period, driven by declining consumer confidence, persistent inflationary pressures, and unpredictable trade and tariff developments. These headwinds have prompted businesses and investors to adopt more conservative financial strategies, with a heightened focus on liquidity and risk mitigation. As a REIT focused on leasing properties to cannabis tenants, we remain vigilant in monitoring these evolving market dynamics. Prudent financial management and proactive tenant engagement remain central to our strategy, as we navigate a complex operating environment marked by elevated interest rates, cautious investor sentiment, and sector specific risks.
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
In response, the DEA Administrator granted a hearing and appointed an Administrative Law Judge ("ALJ") to oversee the proceedings. A procedural hearing was held in December 2024, and oral arguments were initially scheduled to begin in January 2025. However, proceedings were delayed by at least 90 days following a motion by several parties seeking to remove the DEA from its adjudicatory role. Chief DEA ALJ John Mulrooney granted the motion, citing potential violations of the Administrative Procedures Act.
Throughout the first half of 2025, the cannabis rescheduling process experienced continued gridlock. The DEA failed to establish a briefing schedule, and an interlocutory appeal regarding its role in the proceedings remained unresolved. No new hearing dates were set, leaving the regulatory timeline in limbo. Compounding these delays, the Department of Justice announced it would no longer defend certain legal protections for DEA administrative law judges—potentially opening the door to litigation that could reshape how cannabis-related research applications are processed.

In July, Terrance Cole was confirmed as the new DEA Administrator. His current stance on marijuana reform remains publicly undefined, though industry analysts expect his decision-making to reflect executive branch priorities. His appointment adds a layer of uncertainty to an already slow-moving regulatory process. Additionally, shortly after Administrator Cole's confirmation, ALJ John Mulrooney announced his retirement, effective August 1, 2025. With no other ALJ's on staff at the DEA, the rescheduling process in now entirely in Administrator Cole's hands.
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
Inflation and Supply Chain Constraints
During the six months ended June 30, 2025, inflation showed signs of easing but remained elevated, with the inflation rate at 2.7% as of the end of the period. While this marks a continued decline from peak inflation levels seen in 2022, it remains above the Federal Reserve’s long-term 2% target, signaling ongoing price pressure across labor, materials, and services.
This persistent inflation continues to exert pressure across key operational areas, driving up costs for labor, production inputs, and construction. Regulated cannabis operators have faced rising expenses for cultivation supplies such as fertilizers and equipment, as well as increased wage expectations amid ongoing labor shortages. Additionally, development and redevelopment projects have become more capital intensive due to higher material costs and greater regulatory compliance burdens.
Compounding these challenges are global supply chain disruptions, geopolitical tensions, and increased regulatory compliance burdens—all of which have negatively impacted development and redevelopment timelines. These pressures have led to higher capital requirements, cost overruns, and delayed project starts for several tenant operations. In addition, the prospect of renewed trade tensions and tariff policies introduces further uncertainty around future inflation and economic growth.
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
Second Quarter 2025 Highlights
Investment Activity
In April 2025 we purchased a dispensary in Ohio for approximately $500 thousand and committed to fund an improvement allowance of $375 thousand. The property was simultaneously leased to a related entity of an existing tenant.
On June 12, 2025, we completed a deed-for-deed like-kind exchange with Curaleaf, involving the transfer of our dispensary located in Mokena, IL for a dispensary located in Brookville, PA. No cash consideration was involved in the transaction. The Brookville dispensary received by the Company was leased to Curaleaf upon completion of the exchange. The fair value of the Brookville dispensary was $950 thousand and we recognized a de minimis loss on the exchange of approximately $34 thousand.
Capital Market Activity
Dividends
On June 16, 2025, the Company’s Board of Directors declared a second quarter 2025 cash dividend of $0.43 per share of common stock, equivalent to an annualized dividend of $1.72 per share of common stock. The dividend was paid on July 15, 2025, to stockholders of record at the close of business on June 30, 2025.
Results of Operations
General
We derive substantially all our revenue from rents received from single tenants at each of our 34 properties, all of which are under triple-net leases. As of June 30, 2025, our portfolio remains conservatively leveraged, with only $7.6 million outstanding under our Revolving Credit Facility. Additionally, we maintain low general and administrative expense with an annualized ratio of 1.3% of total assets.
Comparison of the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2025	2024	Q2'25 vs Q2'24
Revenue:
Rental Income	$12,564	$12,253	$311
Interest Income from Loans	137	134	3
Fees and Reimbursables	231	68	163
Total Revenue	12,932	12,455	477

Expenses:
Reimbursable Property Expenses	41	28	13
Property Carrying Costs	5	—	5
Depreciation and Amortization Expense	3,877	3,626	251
General and Administrative Expenses:
Compensation Expense	670	1,150	(480)
Professional Fees	197	243	(46)
Other General and Administrative Expenses	554	455	99
Total General and Administrative Expenses	1,421	1,848	(427)

Total Expenses	5,344	5,502	(158)

Loss on Sale of Real Estate	(34)	—	(34)
Provision for Current Expected Credit Loss	10	12	(2)
Income From Operations	7,564	6,965	599

Other Income (Expense):
Other Income	91	81	10
Interest Expense	(210)	(128)	(82)
Total Other Income (Expense)	(119)	(47)	(72)

Net Income	7,445	6,918	527

Net Income Attributable to Noncontrolling Interests	(126)	(122)	(4)

Net Income Attributable to Common Stockholders	$7,319	$6,796	$523

Revenues
Rental Income
Rental income for the three months ended June 30, 2025 increased by approximately $311 thousand to approximately $12.6 million, compared to approximately $12.3 million for the three months ended June 30, 2024. The increase in rental income was mainly attributable to:
•A full quarter of rental income from the purchase of a dispensary in Ohio in February 2025, a full quarter of rental income from the purchase of a cultivation facility in Connecticut in May 2024 and approximately two months of rental income from the purchase of a dispensary in Ohio in April 2025. These acquisitions generated an increase of approximately $75 thousand of rental income during the three months ended June 30, 2025.
•A full quarter of rental income from the funding of improvement allowances subsequent to June 30, 2024, at our Arizona, Connecticut, Missouri and Pennsylvania cultivation facilities, which generated approximately $189 thousand of additional rental income during the three months ended June 30, 2025. The additional rental income from our Missouri cultivation facility was derived from the expansion and development of the adjacent land parcel we acquired during the first quarter of 2023.
•Annual rent escalations on our portfolio, which generated an increase of approximately $287 thousand of rental income during the three months ended June 30, 2025.
•These increases were offset by a decline in rental income of approximately $240 thousand, attributable to Revolutionary Clinics paying only approximately 50% of their contractual rent during the three months ended June 30, 2025. During the second half of 2024, the tenant encountered significant operational challenges that impaired their ability to meet full rent obligations starting in June 2024. In December 2024, these challenges culminated in the tenant entering receivership. For further information refer to Note 4 - "Leases".
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our one loan receivable.
Fees and Reimbursables
Fees and reimbursables for the three months ended June 30, 2025 increased by approximately $163 thousand to approximately $231 thousand compared to approximately $68 thousand for the three months ended June 30, 2024, due to timing of revenue reimbursements quarter over quarter.
Expenses
Reimbursable Property Expenses
In certain circumstances we will pay for certain expenses on behalf of the tenant with the tenant being obligated to reimburse us. However, timing differences may cause the recognition of expenses and corresponding reimbursement income to vary between periods. Reimbursable property expenses remained relatively flat quarter over quarter.
Property Carrying Costs
Property carrying costs are expenses we incur to maintain vacant or partially vacant properties. These costs typically include real estate taxes, utilities, property management fees, security, and other expenses needed to keep the properties functional and marketable for leasing. During the three months ended June 30, 2025, we incurred minimal carrying costs for our Fitchburg, Massachusetts property, which was vacated by Revolutionary Clinics in July 2025.
Depreciation and Amortization Expense
Depreciation and amortization for the three months ended June 30, 2025 increased by approximately $0.3 million to approximately $3.9 million compared to approximately $3.6 million for the three months ended June 30, 2024. The increase is primarily attributable to: (i) approximately $37.3 million of improvements placed into services during 2024 related to four cultivation facilities; (ii) our 2025 acquisitions of three dispensaries, contributing approximately $1.3 million in depreciable assets; and (iii) our 2024 acquisition of a cultivation facility, contributing approximately $3.7 million in depreciable assets. These depreciation increases were slightly offset by a decrease of approximately $0.2 million in depreciable assets, which became fully depreciated as of March 31, 2025 and therefore did not incur depreciation expense for three months ended June 30, 2025.
General and Administrative Expenses
The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes salaries and benefits for directors, employees and officers, as well as stock-based compensation. For the three months ended June 30, 2025 compensation expense decreased by approximately $0.5 million, to $0.7 million compared to $1.2 million for the three months ended June 30, 2024. The decrease was primarily driven by an employee resignation, resulting in reduced salary and bonus accruals, along with a one-time adjustment of $0.3 million to stock-based compensation for forfeited RSUs and PSUs.
Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. Professional fees remained relatively flat quarter over quarter.
Other General and Administrative Expenses
Other general and administrative expenses increased moderately by approximately $99 thousand to $554 thousand during the three months ended June 30, 2025, compared to approximately $455 thousand during three months ended June 30, 2024. Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses.
Loss on Sale of Real Estate
The loss on sale of real estate was recognized in connection with the Mokena/Brookville like-kind exchange, reflecting the difference between the carrying value of the Mokena property and the fair value allocation of the Brookville property received.
Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively flat quarter over quarter.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income remained relatively flat quarter over quarter.
Interest Expense
Interest expense mainly relates to our Revolving Credit Facility. For the three months ended June 30, 2025, interest expense increased by approximately $82 thousand, to approximately $210 thousand compared to $128 thousand in the same period of 2024. The increase was due to a full quarter of the $7.6 million outstanding balance on our Revolving Credit Facility for the three months ended June 30, 2025 compared to the same period of 2024. Additionally, the Revolving Credit Facility accrued interest at a fixed rate of 5.65% through May 5, 2025. Commencing May 6, 2025, the Revolving Credit Facility adjusted to a variable rate of Prime plus 1%, or 8.50%, contributing to the increase in interest expense during the period.

Comparison of the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	Q2'25 vs Q2'24
Revenue:
Rental Income	$25,151	$24,380	$771
Interest Income from Loans	271	265	6
Fees and Reimbursables	720	418	302
Total Revenue	26,142	25,063	1,079

Expenses:
Reimbursable Property Expenses	668	50	618
Property Carrying Costs	5	—	5
Depreciation and Amortization Expense	7,760	7,194	566
General and Administrative Expenses:
Compensation Expense	1,875	2,385	(510)
Professional Fees	803	645	158
Other General and Administrative Expenses	964	873	91
Total General and Administrative Expenses	3,642	3,903	(261)

Total Expenses	12,075	11,147	928

Loss on Sale of Real Estate	(34)	—	(34)
Provision for Current Expected Credit Loss	23	26	(3)
Income From Operations	14,056	13,942	114

Other Income (Expense):
Other Income	177	181	(4)
Interest Expense	(384)	(211)	(173)
Total Other Income (Expense)	(207)	(30)	(177)

Net Income	13,849	13,912	(63)
Net Income Attributable to Noncontrolling Interests	(234)	(247)	13

Net Income Attributable to Common Stockholders	$13,615	$13,665	$(50)
Revenues
Rental Income
Rental income for the six months ended June 30, 2025 increased by approximately $0.8 million to approximately $25.2 million, compared to approximately $24.4 million for the six months ended June 30, 2024. The increase in rental income was primarily attributable to:
•The full six months of rental income in 2025 from the purchase of a cultivation facility in Connecticut in May 2024, which generated an increase of approximately $0.2 million of rental income during the six months ended June 30, 2025.

•During the six months ended June 30, 2025, we earned approximately $18.9 thousand of rental income from the acquisitions during the period.
•Funding of improvement allowances at our Arizona, Connecticut, Missouri and Pennsylvania cultivation facilities, which generated approximately $0.5 million of additional rental income during the six months ended June 30, 2025. The additional rental income from our Missouri cultivation facility was derived from the expansion and development of the adjacent land parcel we acquired during the first quarter of 2023.
•Annual rent escalations on our portfolio, which generated an increase of approximately $0.6 million of rental income during the six months ended June 30, 2025.
•These increases were offset by a decline in rental income of approximately $0.5 million, attributable to Revolutionary Clinics paying only approximately 50% of their contractual rent during the six months ended June 30, 2025. Beginning in June 2024 and throughout the second half of the 2024, the tenant encountered significant operational challenges that impaired their ability to meet full rent obligations. In December 2024, these challenges culminated in the tenant entering receivership. For further information refer to Note 4 - "Leases".
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our one $5.0 million loan receivable.
Fees and Reimbursables
Fees and reimbursables for the six months ended June 30, 2025 increased by approximately $302 thousand to approximately $720 thousand from approximately $418 thousand for the six months ended June 30, 2024, due to timing of revenue reimbursements year over year.
Expenses
Reimbursable Property Expenses
For the six months ended June 30, 2025, reimbursable property expenses increased by approximately $618 thousand to approximately $668 thousand compared to approximately $50 thousand for the six months ended June 30, 2024. This increase is mainly attributable to real estate taxes, insurance and utility payments made on behalf of two tenants. In certain circumstances we will pay for certain expenses on behalf of the tenant with the tenant being obligated to reimburse us. However, timing differences may cause the recognition of expenses and corresponding reimbursement income to vary between periods.
Property Carrying Costs
Property carrying costs are expenses we incur to maintain vacant or partially vacant properties. These costs typically include real estate taxes, utilities, property management fees, security, and other expenses needed to keep the properties functional and marketable for leasing. During the six months ended June 30, 2025, the Company incurred minimal property operating costs for our Fitchburg, Massachusetts property, which was vacated by Revolutionary Clinics in July 2025.
Depreciation and Amortization Expense
Depreciation and amortization expense for the six months ended June 30, 2025 increased by approximately $0.6 million to approximately $7.8 million compared to approximately $7.2 million for the six months ended June 30, 2024. The increase is primarily attributable to: (i) approximately $37.3 million of improvements placed into services during 2024 related to four cultivation facilities; (ii) our 2025 acquisitions of three dispensaries, contributing approximately $1.3 million in depreciable assets; and (iii) our 2024 acquisition of a cultivation facility, contributing approximately $3.7 million in depreciable assets. These depreciation increases were slightly offset by a decrease of approximately $0.2 million in depreciable assets, which became fully depreciated during the six months ended June 30, 2025.

General and Administrative Expenses
The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes compensation to directors, employees and officers of the Company as well as stock-based compensation. For the the six months ended June 30, 2025, compensation expense decreased by approximately $0.5 million to approximately $1.9 million compared to approximately $2.4 million for the six months ended June 30, 2024. The decrease was primarily driven by an employee resignation during the period, resulting in reduced salary and bonus accruals, along with a one-time adjustment of $0.3 million to stock-based compensation for forfeited RSUs and PSUs.

Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. Professional fees for the six months ended June 30, 2025 were approximately $0.8 million compared to approximately $0.6 million for the six months ended June 30, 2024. The increase was primarily driven by higher audit expenses incurred during the first quarter of 2025 as most audit fieldwork related to our annual financial statements occurred during that period. Additionally, we incurred incremental costs associated with obtaining consent from our former auditor in connection with our Form 10-K filing.
Other General and Administrative Expenses
Other general and administrative expenses for the six months ended June 30, 2025 increased moderately by approximately $91 thousand from $964 thousand during the six months ended June 30, 2025, compared to $873 thousand during the six months ended June 30, 2024. Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses.
Loss on Sale of Real Estate
The loss on sale of real estate was recognized in connection with the Mokena/Brookville like-kind exchange, reflecting the difference between the carrying value of the Mokena property and the fair value allocation of the Brookville property received.
Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively year over year.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income, remained relatively flat year over year.
Interest Expense
Interest expense mainly relates to our Revolving Credit Facility. For the six months ended June 30, 2025, interest expense increased by approximately $0.2 million, to approximately $0.4 million compared to $0.2 million in the same period of 2024. The increase was due to a full six months of interest expense incurred on the $7.6 million outstanding balance on the Revolving Credit Facility for the six months ended June 30, 2025, compared to the same period of 2024. Additionally, the Revolving Credit Facility accrued interest at a fixed rate of 5.65% through May 5, 2025. Commencing May 6, 2025, the Revolving Credit Facility adjusted to a variable rate of Prime plus 1%, or 8.50%, contributing to the increase in interest expense during the six months ended June 30, 2025.

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
The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Income Attributable to Common Stockholders	$7,319	$6,796	$13,615	$13,665
Net Income Attributable to Noncontrolling Interests	126	122	234	247
Net Income	7,445	6,918	13,849	13,912

Adjustments:
Real Estate Depreciation and Amortization	3,873	3,622	7,751	7,185
Loss on Sale of Real Estate	34	—	34	—
FFO Attributable to Common Stockholders - Diluted	11,352	10,540	21,634	21,097
Provision for Current Expected Credit Loss	(10)	(12)	(23)	(26)
Stock-Based Compensation	47	424	434	774
Non-cash Interest Expense	67	67	135	135
Amortization of Straight-line Rent Expense	(1)	—	(2)	(1)
AFFO Attributable to Common Stockholders - Diluted	$11,455	$11,019	$22,178	$21,979
Liquidity and Capital Resources
Our cash requirements include the payment of dividends to our shareholders, distributions to our holders of LPI Units ("LPI Unitholders"), general and administrative expenses, debt service, other expenses related to managing our existing portfolio as well as acquisition and unfunded improvement commitments on our properties. The sources of liquidity to fund these cash requirements include rental income from the leasing of our properties, which is our primary source of cash flows, borrowings under our Revolving Credit Facility and equity and debt issuances, including issuance of common stock under our ATM Program, if markets permit. Where possible, we also may issue LPI Units to acquire properties from existing owners seeking a tax-deferred transaction.

As of June 30, 2025, we had $104.3 million of liquidity comprised of $21.9 million of cash and cash equivalents and $82.4 million available on our $90.0 million Revolving Credit Facility, subject to sufficient collateral in the borrowing base. Additionally, the ATM Program allows us to issue equity to raise capital up to $50.0 million. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
During the second half of 2024, the Federal Reserve began easing its monetary policy, reducing the target range for the federal funds rate by a cumulative 100 basis points over several meetings. However, interest rates have remained relatively stable through the first half of 2025, as the Federal Reserve held rates steady. As of June 30, 2025, the annual inflation rate in the United States stood at 2.7% for the twelve-month period then ended. Despite signs of inflation moderation, ongoing macroeconomic challenges including elevated interest rates and lingering inflationary pressures could continue to adversely affect our cash flow from ongoing operations.
We expect that our cash flow from continuing operations over the next twelve months, combined with our cash reserves, will be sufficient to fund our business operations, pay cash dividends to our shareholders, make distributions on our LPI Units, and cover debt service.
Acquisitions and unfunded improvement allowance costs may require funding from borrowings, equity issuance and/or issuances of LPI Units.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net Cash Provided by Operating Activities	$21,625	$21,759
Net Cash Used in Investing Activities	$(785)	$(15,364)
Net Cash Used in Financing Activities	$(19,199)	$(11,551)
Cash and Cash Equivalents - End of Period	$21,854	$20,687
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 were approximately $21.6 million and $21.8 million, respectively. Net cash flows provided by operating activities for the six months ended June 30, 2025 and 2024 were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the six months ended June 30, 2025 and 2024 were approximately $0.8 million and $15.4 million, respectively. Net cash used in investing activities for the six months ended June 30, 2025 related to approximately $0.8 million used to purchase two dispensaries in Ohio. Net cash used in investing activities for the six months ended June 30, 2024 related to approximately $4.0 million used to purchase a cultivation facility in Connecticut and approximately $11.4 million used to fund improvement allowances at our cultivation facilities in Arizona and Missouri.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the six months ended June 30, 2025 and 2024 were approximately $19.2 million and $11.6 million, respectively. Net cash used in financing activities for the six months ended June 30, 2025, was mainly related to approximately $18.3 million in dividend payments to holders of our common stock and vested RSUs, as well as distributions on our LPI Units, approximately $0.3 million paid to redeem 15,198 LPI Units in cash, approximately $0.4 million related to cash paid for taxes in lieu of issuance of common stock on vested RSUs and PSUs and approximately

$0.3 million to issue PSUs in cash. Net cash used in financing activities for the six months ended June 30, 2024, was mainly related to approximately $17.0 million in dividend payments to holders of our common stock and vested RSUs, as well as distributions on our LPI Units, $1.0 million to pay down our loan payable and approximately $46 thousand related to cash paid for taxes in lieu of issuance of common stock on vested RSUs. These cash outflows were offset by $6.6 million drawn on our Revolving Credit Facility.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the six months ended June 30, 2025, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, we authorized distributions on our LPI Units of $0.86 per share.
During the six months ended June 30, 2024, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our LPI Units of 0.84 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of June 30, 2025, we had aggregate unfunded commitments of $12.1 million to develop and improve our cultivation facility in Connecticut and our two dispensaries in Ohio.
Corporate Office Lease
As of June 30, 2025, we were the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year four. The office lease has a remaining weighted average term of approximately 1.17 years.
Revolving Credit Facility
The Revolving Credit Facility bore interest at a fixed rate of 5.65% through May 5, 2025. Subsequent to May 5, 2025, the Revolving Credit Facility bears interest at a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) plus an applicable margin of 1.0% or (b) 4.75%. As of June 30, 2025, the interest rate on our Revolving Credit Facility was 8.50% and we had $7.6 million outstanding under the facility. See note 6 - Financings for more details.
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

Interest Rate Risk
Interest rates are influenced by a range of factors, including fiscal and monetary policy, global economic conditions, and other variables beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility, which carries a floating interest rate indexed to the prime rate (Wall Street Journal Western addition quoted rate). As of June 30, 2025, we had $7.6 million in principal outstanding under the facility, bearing interest at 8.50%, reflecting a 100 basis point spread over the prevailing prime rate of 7.50%. Our cost of financing increased following the transition from a fixed rate of 5.65% through May 2025 to a floating rate thereafter. While the prime rate has remained stable, our effective interest rate may fluctuate with future changes in the prime rate. We may seek to mitigate this exposure through the use of interest rate derivative instruments.
Impact of Inflation
As of June 2025, the annual inflation rate declined to approximately 2.7% from 3.0% as of June 2024. We enter into leases that generally provide for annual fixed increases in rent at a predetermined rate. In some instances, leases provide for annual increases in rent based on the increase in the Consumer Price Index ("CPI"). We expect these lease provisions to result in rent increases over time. During periods when inflation exceeds the rent increases stipulated in the leases, rent increases may not keep pace with the rate of inflation.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization had an expiration date of December 31, 2023. On September 15, 2023, our board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the Repurchase Program through December 31, 2024. On November 19, 2024, our board of directors authorized extending the duration of the Repurchase Program to conclude on December 31, 2026. The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended June 30, 2025. The remaining availability under the Repurchase Program as of June 30, 2025 was approximately $8.2 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2025, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: August 6, 2025	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2025	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)