Form 10-Q
period 2025-09-30
NewLake Capital Partners, Inc.
filed 2025-11-06
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 4, 2025 was 20,552,632.

NewLake Capital Partners, Inc.
FORM 10-Q
September 30, 2025
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets:
Real Estate
Land	$23,224	$22,891
Building and Improvements	408,930	408,552
Total Real Estate	432,154	431,443
Less Accumulated Depreciation	(54,698)	(44,709)
Net Real Estate	377,456	386,734
Cash and Cash Equivalents	23,569	20,213
In-Place Lease Intangible Assets, net	16,202	17,794
Loan Receivable, net (Current Expected Credit Loss of $82 and $116, respectively)	4,918	4,884
Other Assets	1,852	1,911
Total Assets	$423,997	$431,536

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,303	$1,515
Revolving Credit Facility	7,600	7,600
Dividends and Distributions Payable	9,024	9,246
Security Deposits	7,137	8,117
Rent Received in Advance	1,271	684
Other Liabilities	60	402
Total Liabilities	26,395	27,564

Commitments and Contingencies (Note 15)

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,552,632 and 20,514,583 Shares Issued and Outstanding, respectively	205	205
Additional Paid-In Capital	447,069	446,627
Accumulated Deficit	(56,469)	(50,067)
Total Stockholders' Equity	390,805	396,765

Noncontrolling Interests	6,797	7,207
Total Equity	397,602	403,972

Total Liabilities and Equity	$423,997	$431,536
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Rental Income	$12,335	$12,276	$37,485	$36,657
Interest Income from Loans	137	134	408	399
Fees and Reimbursables	115	144	835	562
Total Revenue	12,587	12,554	38,728	37,618

Expenses:
Reimbursable Property Expenses	46	128	713	179
Property Carrying Costs	145	—	150	—
Depreciation and Amortization Expense	3,874	3,726	11,634	10,920
General and Administrative Expenses:
Compensation Expense	933	1,169	2,808	3,554
Professional Fees	334	475	1,137	1,120
Other General and Administrative Expenses	350	433	1,314	1,307
Total General and Administrative Expenses	1,617	2,077	5,259	5,981
Total Expenses	5,682	5,931	17,756	17,080

Loss on Sale of Real Estate	—	—	(34)	—
Provision for Current Expected Credit Loss	11	12	34	38

Income From Operations	6,916	6,635	20,972	20,576

Other Income (Expense):
Other Income	97	80	274	262
Interest Expense	(232)	(177)	(616)	(388)
Total Other Income (Expense)	(135)	(97)	(342)	(126)

Net Income	6,781	6,538	20,630	20,450

Net Income Attributable to Noncontrolling Interests	(115)	(116)	(348)	(363)

Net Income Attributable to Common Stockholders	$6,666	$6,422	$20,282	$20,087

Net Income Attributable to Common Stockholders Per Share - Basic	$0.32	$0.31	$0.98	$0.98

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.32	$0.31	$0.98	$0.98

Weighted Average Shares of Common Stock Outstanding - Basic	20,629,562	20,578,838	20,613,788	20,558,754

Weighted Average Shares of Common Stock Outstanding - Diluted	20,995,800	20,975,718	20,981,539	20,956,515
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of June 30, 2025	20,552,632	$205	$446,759	$(54,265)	$6,830	$399,529
Stock-Based Compensation	—	—	316	—	—	316
Dividends to Common Stock	—	—	—	(8,838)	—	(8,838)
Dividends on Restricted Stock Units	—	—	—	(32)	—	(32)
Distributions to LPI Unitholders	—	—	—	—	(154)	(154)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(6)	—	6	—
Net Income	—	—	—	6,666	115	6,781
Balance as of September 30, 2025	20,552,632	$205	$447,069	$(56,469)	$6,797	$397,602

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of June 30, 2024	20,509,883	$205	$446,006	$(44,581)	$7,316	$408,946
Conversion of LPI Units to Common Stock	942	—	19	—	(19)	—
Stock-Based Compensation	683	—	449	—	—	449
Dividends to Preferred Stock	—	—	—	—	—	—
Dividends to Common Stock	—	—	—	(8,820)	—	(8,820)
Dividends on Restricted Stock Units	—	—	—	(29)	—	(29)
Distributions to LPI Unitholders	—	—	—	—	(160)	(160)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(8)	—	8	—
Net Income	—	—	—	6,422	116	6,538
Balance as of September 30, 2024	20,511,508	$205	$446,466	$(47,008)	$7,261	$406,924
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972
Conversion of Vested RSUs to Common Stock	23,062	—	—	—	—	—
Conversion of Issued PSUs to Common Stock	13,537	—	—	—	—	—
Cash Redemption of LPI Units	—	—	(253)	—	—	(253)
Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(352)	—	—	(352)
Stock-Based Compensation	1,450	—	750	—	—	750
Dividends to Common Stock	—	—	—	(26,507)	—	(26,507)
Dividends on Restricted Stock Units	—	—	—	(177)	—	(177)
Distributions to LPI Unitholders	—	—	—	—	(461)	(461)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	297	—	(297)	—
Net Income	—	—	—	20,282	348	20,630
Balance as of September 30, 2025	20,552,632	$205	$447,069	$(56,469)	$6,797	$397,602

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957
Conversion of Vested RSUs to Common Stock	6,363	—	—	—	—	—
Conversion of LPI Units to Common Stock	942	—	19	—	(19)	—
Cash Paid for Taxes in Lieu of Issuance of Common Stock	—	—	(46)	—	—	(46)
Stock-Based Compensation	683	—	1,223	—	—	1,223
Dividends to Common Stock	—	—	—	(26,048)	—	(26,048)
Dividends on Restricted Stock Units	—	—	—	(138)	—	(138)
Distributions to LPI Unitholders	—	—	—	—	(474)	(474)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(19)	—	19	—
Net Income	—	—	—	20,087	363	20,450
Balance as of September 30, 2024	20,511,508	$205	$446,466	$(47,008)	$7,261	$406,924
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net Income	$20,630	$20,450
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	750	1,223
Loss on Sale of Real Estate	34	—
Depreciation and Amortization Expense	11,634	10,920
Amortization of Debt Issuance Costs	202	202
Provision for Credit Loss	(34)	(38)
Straight-Line Rent Expense	(4)	(2)
Application of Rent Escrow	(446)	(299)
Application of Security Deposit	(548)	—
Changes in Assets and Liabilities
Other Assets	(151)	(123)
Accounts Payable and Accrued Expenses	39	128
Security Deposits	14	677
Rent Received in Advance	587	(322)
Other Liabilities	(342)	(96)
Net Cash Provided by Operating Activities	32,365	32,720

Cash Flows from Investing Activities:
Funding of Improvement Allowances	—	(13,964)
Acquisition of Real Estate	(785)	(3,993)
Net Cash Used in Investing Activities	(785)	(17,957)

Cash Flows from Financing Activities:
Cash Paid for Taxes in Lieu of Issuance of Common Stock	(352)	(46)
Performance Stock Units Settled in Cash	(251)	—
Common Stock Dividends Paid	(26,491)	(25,430)
Restricted Stock Units and Performance Stock Units Dividends Paid	(409)	(143)
Distributions to LPI Unitholders	(468)	(463)
Cash Redemption of LPI Units	(253)	—
Borrowings from Revolving Credit Facility	—	6,600
Principal Repayment on Loan Payable	—	(1,000)
Deferred Offering Costs	—	(291)
Net Cash Used in Financing Activities	(28,224)	(20,773)

Net Increase (Decrease) in Cash and Cash Equivalents	3,356	(6,010)
Cash and Cash Equivalents - Beginning of Period	20,213	25,843

Cash and Cash Equivalents - End of Period	$23,569	$19,833
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$398	$195
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,024	$9,009
Nonmonetary Acquisition of Real Estate	$950	$—
Nonmonetary Disposition of Real Estate	$986	$—
Accrual for Deferred Offering Costs	$—	$7
Conversion of OP Units to Common Stock	$—	$19
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has: (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2025 and December 31, 2024, the assets and liabilities of the Company and the Operating Partnership were substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
While the adoption of ASU 2024-03 is not expected to have an impact on the Company's consolidated financial statements, it may result in additional disclosures within the footnotes to the Company's consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 3 - Real Estate
As of September 30, 2025, the Company owned 34 properties, located in 12 states. The following table presents the Company's real estate portfolio as of September 30, 2025 (in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Massachusetts	Cultivation	$481	$9,310	$9,791	$(1,642)		$8,149
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,568)		8,593
Bud'r	(3)	Connecticut	Dispensary	395	534	929	(106)		823
C3 Industries		Connecticut	Cultivation	321	4,653	4,974	(142)		4,832
C3 Industries		Missouri	Cultivation	948	28,069	29,017	(1,844)		27,173
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(3,221)	(2)	28,792
The Cannabist Company		California	Dispensary	1,082	2,692	3,774	(392)		3,382
The Cannabist Company		Illinois	Dispensary	162	1,053	1,215	(147)		1,068
The Cannabist Company		Illinois	Cultivation	801	10,560	11,361	(1,497)		9,864
The Cannabist Company		Massachusetts	Dispensary	108	2,212	2,320	(342)		1,978
The Cannabist Company		Massachusetts	Cultivation	1,136	12,690	13,826	(2,426)		11,400
CODES	(4)	Arkansas	Dispensary	238	1,919	2,157	(294)		1,863
CODES	(5)	Missouri	Cultivation	204	20,897	21,101	(4,076)		17,025
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(8,263)		42,469
Cresco Labs		Ohio	Dispensary	146	354	500	(4)		496
Cresco Labs		Ohio	Dispensary	182	103	285	(2)		283
Curaleaf		Connecticut	Dispensary	184	2,746	2,930	(417)		2,513
Curaleaf		Florida	Cultivation	388	75,595	75,983	(10,221)		65,762
Curaleaf		Illinois	Dispensary	69	525	594	(83)		511
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(180)		1,554
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(468)		2,885
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(212)		1,962
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(504)		2,858
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(210)		1,708
Curaleaf		Pennsylvania	Dispensary	216	2,010	2,226	(307)		1,919
Curaleaf		Pennsylvania	Dispensary	70	880	950	(11)		939
Mint		Arizona	Cultivation	3,574	18,236	21,810	(468)		21,342
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(468)		1,644
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(106)		1,444
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(178)		1,137
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(7,130)		37,140
Vacant	(6)	Nevada	Cultivation	1,002	12,577	13,579	(1,234)		12,345
Vacant	(6)	Pennsylvania	Cultivation	2,963	12,315	15,278	(1,349)		13,929
Vacant	(7)	Massachusetts	Cultivation	926	41,934	42,860	(5,186)		37,674
Total Real Estate(8)				$23,224	$408,930	$432,154	$(54,698)		$377,456
(1) Includes construction in progress in the amount of $1.0 million that had been funded as of September 30, 2025.
(2) A portion of this investment is currently under development or undergoing building or tenant improvements. Once the development or improvements are completed and placed-in service, the Company will begin depreciating the applicable part of the property.
(3) This property was formerly operated by Acreage.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 3 - Real Estate (continued)
(4) This property was formerly operated by Greenlight.
(5) This property was formerly operated by Organic Remedies.
(6) These properties were leased to AYR Wellness, Inc., ("AYR"), which vacated the properties during the third quarter of 2025. As of September 30, 2025, both properties were vacant and are currently being marketed for lease.
(7) This property was formerly leased to Revolutionary Clinics, Inc. ("Revolutionary Clinics"), which vacated the premises during the third quarter of 2025. As of September 30, 2025, the property was vacant and is being actively marketed for lease.
(8) At times, numbers in this table may differ due to rounding.
Real Estate Acquisitions
2025 Acquisitions
During the nine months ended September 30, 2025, the Company acquired three dispensaries and committed to fund $1,080 thousand in improvements (refer to the 2025 Improvement Allowances table below for details). These properties were simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisitions for the nine months ended September 30, 2025 (in thousands):

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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 3 - Real Estate (continued)
2024 Acquisition
In May 2024, the Company purchased a cultivation facility and committed to fund approximately $12.0 million in improvements (refer to the 2024 Improvement Allowances table below for details). The property was simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisition for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Connecticut	Cultivation	May 7, 2024	$3,993
Total				$3,993
Real Estate Commitments
2025 Improvement Allowances
The following table presents the funded and remaining unfunded commitments as of September 30, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Cresco Labs	Ohio	Dispensary	February 19, 2025	$—	$705
Cresco Labs	Ohio	Dispensary	April 25, 2025	—	375
Total				$—	$1,080
2024 Improvement Allowances
The following table presents the funded and the remaining unfunded commitments for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Ayr Wellness, Inc.	Pennsylvania	Cultivation	June 30, 2022	$750	$—
C3 Industries	Connecticut	Cultivation	May 7, 2024	981	11,043	(1)
C3 Industries	Missouri	Cultivation	March 3, 2023	8,826	—
Mint	Arizona	Cultivation	June 24, 2021	4,588	—
Total				$15,145	$11,043
(1) Pursuant to the terms of the lease agreement, on September 1, 2025, the Company's obligation to fund the remaining improvement allowance had expired.
Construction in Progress
Construction in Progress ("CIP") was approximately $1.0 million and approximately $2.0 million as of September 30, 2025 and December 31, 2024, respectively, and is classified within "Buildings and Improvements" in the accompanying consolidated balance sheets.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 3 - Real Estate (continued)
2025 Construction in Progress

The following table presents the CIP balance as of September 30, 2025 (in thousands):

Tenant	State	Site Type	CIP Balance(1)
Calypso Enterprises	Pennsylvania	Cultivation	$1,006
Total			$1,006
(1) This property was under development or undergoing building or tenant improvements as of September 30, 2025. Once the development or the improvements are completed for its intended use, the assets will be placed-in-service and the Company will begin depreciation.
2024 Construction in Progress
The following table presents the CIP balance as of December 31, 2024 (in thousands):

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

In-place Leases
The following table presents the future amortization of the Company’s acquired in-place leases as of September 30, 2025 (in thousands):

Year	Amortization Expense
2025 (three months ending December 31, 2025)	$492
2026	1,969
2027	1,969
2028	1,969
2029	1,969
Thereafter	7,834
Total	$16,202
Depreciation and Amortization
For the three months ended September 30, 2025 and 2024, depreciation expense on the Company's real estate assets was approximately $3.4 million and $3.2 million, respectively. Depreciation expense on the Company's real estate assets for the nine months ended September 30, 2025 and 2024, was approximately $10.1 million and $9.4 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended September 30, 2025 and 2024. Amortization of the Company’s acquired in-place lease

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 3 - Real Estate (continued)
intangible assets was approximately $1.5 million for both the nine months ended September 30, 2025 and 2024. The acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 8.53 years.
Real Estate Impairment
The Company did not identify any situations in its review of tenant activities and changes in the business condition for any of its properties that would require the recognition of a real estate impairment loss. Accordingly, the Company did not record a real estate impairment loss for the three and nine months ended September 30, 2025 and 2024, respectively.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended September 30, 2025 and 2024, the reimbursable revenues were $62.8 thousand and $93.7 thousand, respectively. For the nine months ended September 30, 2025, and 2024 the reimbursable revenues were $685.9 thousand and $411.9 thousand, respectively. Reimbursable expenses are classified as "Reimbursable Property Expenses" in the accompanying consolidated statements of operations.
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
Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. As of September 30, 2025, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. As of September 30, 2025, the Company's gross investment in these two properties was approximately $6.3 million.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 4 - Leases (continued)
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of September 30, 2025 (in thousands):

Year	Contractual Minimum Rent(1)
2025 (three months ending December 31, 2025)	$11,633
2026	47,400
2027	48,668
2028	49,942
2029	51,250
Thereafter	413,270
Total	$622,163
(1) Contractual minimum rent excludes future rent from two properties leased to AYR. AYR ceased paying rent in August 2025 and vacated both properties during the third quarter of 2025. The Company applied a portion of AYR’s security deposits toward uncollected rent. For additional information, refer to the section below titled "Condition of Our Tenants."
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of September 30, 2025 and December 31, 2024, the Company owned 34 and 32 properties, respectively, leased to 11 tenants, across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 4 - Leases (continued)
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, including applied escrow/security deposits, if any, and excluding revenue reimbursables, for each of the periods presented:

Three Months Ended September 30,
2025			2024
Tenant	Number of Leases	Percentage of Rental Income	Tenant	Number of Leases	Percentage of Rental Income
Curaleaf	10	24%	Curaleaf	10	23%
Cresco Labs	3	14%	Cresco Labs	1	14%
Trulieve	1	11%	Trulieve	1	11%
The Cannabist Company	5	9%	The Cannabist Company	5	9%
C3 Industries	2	8%	C3 Industries	2	8%

Nine Months Ended September 30,
2025			2024
Tenant	Number of Leases	Percentage of Rental Income	Tenant	Number of Leases	Percentage of Rental Income
Curaleaf	10	23%	Curaleaf	10	23%
Cresco Labs	3	14%	Cresco Labs	1	14%
Trulieve	1	11%	Trulieve	1	11%
The Cannabist Company	5	9%	The Cannabist Company	5	9%
C3 Industries	2	8%	Calypso Enterprises	1	7%

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 4 - Leases (continued)
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, including applied escrow/security deposits, if any, and excluding revenue reimbursable, for each of the periods presented:

Three Months Ended September 30,
2025			2024
State	Number of Properties	Percentage of Rental Income	State	Number of Properties	Percentage of Rental Income
Pennsylvania	8	27%	Pennsylvania	7	26%
Florida	1	19%	Florida	1	19%
Illinois	6	18%	Illinois	7	18%
Missouri	2	12%	Missouri	2	11%
Massachusetts	5	9%	Massachusetts	5	11%

Nine Months Ended September 30,
2025			2024
State	Number of Properties	Percentage of Rental Income	State	Number of Properties	Percentage of Rental Income
Pennsylvania	8	26%	Pennsylvania	7	26%
Florida	1	19%	Florida	1	19%
Illinois	6	18%	Illinois	7	18%
Missouri	2	11%	Massachusetts	5	12%
Massachusetts	5	10%	Missouri	2	11%

Condition of Our Tenants
Pottsville, PA and Sparks, NV Cultivation Facilities
On July 30, 2025, AYR, which operated at two of the Company’s properties located in Pottsville, PA and Sparks, NV, announced that it had entered into a restructuring support agreement with its senior noteholders. Under the restructuring support agreement, certain AYR assets and operations will be acquired by the senior noteholders, while the remaining assets and operations, including those at the Company’s leased properties, are to be sold or wound down.
The cultivation properties leased to AYR accounted for approximately 5.9% of the Company’s rental income for the nine months ended September 30, 2025. AYR satisfied its rent obligations through July 2025; however, beginning in August 2025 through the end of the quarter, the Company did not receive rent for its Pottsville, PA and Sparks, NV cultivation properties, which AYR vacated during the third quarter of 2025. The Company applied approximately $505.1 thousand of AYR’s security deposits toward unpaid rent in the third quarter for the Pottsville and Sparks properties. At the end of the quarter, the combined remaining security deposits held by the Company totaled approximately $408.4 thousand across both properties. The Company intends to enforce all rights available under the applicable lease agreements.
Fitchburg, MA Cultivation Facility
Revolutionary Clinics, which leased the Company’s Fitchburg, MA cultivation property, has experienced operational challenges that impaired its ability to meet contractual rent obligations. Beginning in June 2024, Revolutionary Clinics remitted approximately 50% of rent due. On December 13, 2024, the tenant entered into

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 4 - Leases (continued)
receivership. In the first quarter of 2025, the Company entered into a stipulation agreement with the court-appointed receiver to receive 50% of contractual rent on a weekly basis, along with weekly reimbursements for certain delinquent real estate taxes and utilities previously paid by the Company until the property was vacated and operations ceased. In July 2025, Revolutionary Clinics vacated the property, and rental payments ceased. The Company has engaged a broker and is actively marketing the property for lease.
As Lessee
Commencing on June 1, 2022, the Company entered into a four-year lease agreement to rent its office space, subject to annual escalations, which includes the option to extend the lease for a single three year period. The annual rent payments range from approximately $72.0 thousand in year one to approximately $85.0 thousand in year four. This one office lease qualifies under the right-of-use ("ROU") model. Upon entering into the lease in June 2022, the Company recorded a ROU asset of $273 thousand which is classified in “Other Assets” and a lease liability, which is classified in "Other Liabilities" in the accompanying consolidated balance sheets. The weighted-average discount rate used to calculate the lease liability was 5.65%. The ROU balance as of September 30, 2025 and December 31, 2024, were approximately $59.0 thousand and $110.0 thousand, respectively. The ROU asset is amortized over the remaining lease term with a remaining lease term of 0.92 years. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

The following table presents the future contractual rent obligations as lessee as of September 30, 2025 (in thousands):

Year	Contractual Base Rent
2025 (three months ended December 31, 2025)	$20
2026	52	(1)
Total Future Contractual Lease Payments	$72
Less: Amount Discounted Using Incremental Borrowing Rate	$(8)
Total Lease Liability	$64
(1) The lease is scheduled to expire on August 31, 2026. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the initial term.
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next five years, with a final maturity of June 30, 2031. The loan is cross defaulted with C3 Industries' lease agreement with the Company. As of September 30, 2025 and December 31, 2024, the loan earned interest at a rate of 10.96% and 10.72%, respectively, and the aggregate

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 5 – Loans Receivable (continued)
principal amount outstanding on the unsecured loan receivable as of September 30, 2025 and December 31, 2024, was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgment. The Company used a discounted cash flow analysis to determine the expected credit loss.
The following table presents the CECL reserve for the three months ended September 30, 2025 (in thousands): nine months ended September 30, 2025 (in thousands):

Period	Expected Credit Loss
CECL reserve as of June 30, 2025	$92.8
Adjustment to expected credit loss	(10.5)
CECL reserve as of September 30, 2025(1)	$82.3
(1) Included in "Loan Receivable, net" on the accompanying consolidated balance sheets.
The following table presents the CECL reserve for the nine months ended September 30, 2025 (in thousands):

Period	Expected Credit Loss
CECL reserve as of December 31, 2024(1)	$115.9
Adjustment to expected credit loss	(33.7)
CECL reserve as of September 30, 2025(1)	$82.3
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 6 – Financings (continued)
The Revolving Credit Facility accrued interest at a fixed rate of 5.65% through May 5, 2025. Commencing May 6, 2025, the Revolving Credit Facility bears interest at a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) plus an applicable margin of 1.0% or (b) 4.75%. As of September 30, 2025, the interest rate was at 8.25%.
As of September 30, 2025 and December 31, 2024, the Company had $7.6 million outstanding under the Revolving Credit Facility. As of September 30, 2025, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain financial covenants, which include liquidity and debt service coverage ratios. The facility also includes customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2025, the Company was in compliance with the financial covenants under the Loan and Security Agreement.
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
Note 8 - Noncontrolling Interests
Overview
Noncontrolling interests represent the limited partnership interest ("LPI Units") in the Operating Partnership not held by the Company. Net income allocated to noncontrolling interest is based on LPI Unitholders' ownership percentage in the Operating Partnership. As of September 30, 2025 and December 31, 2024, noncontrolling interests represented approximately 357,442 and 372,640 LPI Units, respectively, or 1.7% and 1.8%, respectively, ownership interest in the Operating Partnership.
Allocation of Net Income
Net income allocated to the Operating Partnership noncontrolling interest for the three months ended September 30, 2025 and 2024 was $115 thousand and $116 thousand, respectively. Net income allocated to the Operating Partnership noncontrolling interest for the nine months ended September 30, 2025 and 2024 was $348 thousand and $363 thousand, respectively.
Redemption and Conversion Activity
During the three months ended September 30, 2025 and 2024, no LPI Units were redeemed for cash by the Company and no LPI Units were converted to common stock. During the nine months ended September 30, 2025, 15,198 LPI Units were redeemed for cash by the Company for approximately $253 thousand and no LPI Units were converted to common stock. During the nine months ended September 30, 2024, no LPI Units were redeemed for cash and 942 LPI Units were converted to common stock.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Additionally, the Plan provides for the issuance of unrestricted common stock to directors who elect to receive their compensation in common stock rather than cash. During the three months ended September 30, 2025 and 2024, 0 and 683 shares of common stock were issued related to director compensation, respectively. During the nine months ended September 30, 2025 and 2024, 1,450 and 683 shares of common stock were issued related to director compensation, respectively. As of September 30, 2025, there were 1,751,152 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units (“PSUs”) .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, director RSUs that vest cannot be converted until the director separates from the Company. During the nine months ended September 30, 2025, 13,146 vested director RSUs were converted to common stock in connection with the separation of one board member. The total aggregate outstanding RSUs as of September 30, 2025 and 2024 were 145,266 and 139,499, respectively.
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the nine months ended September 30,:

	2025			2024
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,258		$16.39	63,582		$13.92
Granted	55,233		$15.54	49,014		$17.40
Forfeited	(14,828)		$15.88	(740)		$15.19
Vested	(40,327)	(1)	$17.21	(40,610)	(2)	$12.64
Balance at September 30,	68,336		$15.34	71,246		$17.03
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the nine months ended September 30,:

	2025			2024
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,253		$17.62	36,852		$22.05
Vested	40,327	(1)	$17.21	40,610	(2)	$12.64
Converted	(23,062)		$16.77	(6,363)		$13.38
Shares Withheld(3)	(8,588)		$14.76	(2,846)		$13.38
Balance at September 30,	76,930		$17.98	68,253		$17.62
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
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the nine months ended September 30, 2025 and 2024, the Company paid approximately $81.9 thousand and approximately $83.0 thousand, respectively, of accumulated dividends that became earned upon vesting of RSUs. As of September 30, 2025 and 2024, unearned dividends on unvested RSUs, which are only payable upon vesting, totaled approximately $121.2 thousand and $125.8 thousand, respectively.
The amortization of compensation costs associated with the RSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million, excluding forfeitures, for both the three months ended September 30, 2025 and 2024. The amortization of compensation costs for the RSU awards amounted to approximately $0.6 million, excluding forfeitures, for both the nine months ended September 30, 2025 and 2024, respectively. The remaining unrecognized compensation cost of approximately $0.7 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.1 years as of September 30, 2025.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
PSUs are granted to officers of the Company. Total outstanding PSUs as of September 30, 2025 and 2024 were 113,490 and 159,522, respectively.
The following table sets forth the Company's unvested PSU activity for the nine months ended September 30,:

	2025			2024
	Number of Unvested Shares of PSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	154,087		$16.98	103,000	$17.18
Granted	54,688		$12.79	56,522	$17.30
Issued	(42,548)	(1)	$24.00	—	$—
Forfeited	(52,737)		$13.73	—	$—
Balance at September 30,	113,490		$13.84	159,522	$17.22
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
September 30, 2025
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Using the above methodology, the following table outlines the grant date fair values and performance periods of the Company's outstanding PSU awards as of September 30, 2025:

Performance Period	Grant Date Fair Value	Minimum number of PSUs to be Issued	Maximum number of PSUs to be Issued
January 1, 2023-December 31, 2025	$11.23	—	72,996
January 1, 2024-December 31, 2026	$17.30	—	78,262
January 1, 2025-December 31, 2027	$12.79	—	75,722
If the performance hurdles are met, each PSU issued represents the right to receive one share of common stock. Upon issuance, each PSU is also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the performance period. If PSUs do not meet the performance hurdles and are canceled, no dividends are paid on the canceled units. During the nine months ended September 30, 2025, the Company paid approximately $213.6 thousand in accrued dividends on the 42,548 PSUs that were issued. No accrued dividends were paid for the nine months ended September 30, 2024, as the performance hurdles were not met, and the PSUs were canceled. Unearned dividends on unvested PSUs as of September 30, 2025 and 2024, were approximately $332.3 thousand and $448.3 thousand, respectively.
The amortization of compensation costs associated with the PSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.1 million and $0.2 million, excluding forfeitures, for the three months ended September 30, 2025 and 2024, respectively. The amortization of compensation costs for the PSU awards amounted to approximately $0.5 million and $0.7 million, excluding forfeitures, for the nine months ended September 30, 2025 and 2024, respectively. The remaining unrecognized compensation cost of approximately $0.7 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.7 years as of September 30, 2025.
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of September 30, 2025 and 2024, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of September 30, 2025 and 2024, 602,392 warrants were fully exercisable.
Note 11 - Stockholders' Equity
Preferred Stock
As of September 30, 2025 and December 31, 2024, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of preferred stock outstanding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 11 - Stockholders' Equity (continued)
Common Stock
As of September 30, 2025 and December 31, 2024, the Company had 400,000,000 shares of common stock authorized and 20,552,632 and 20,514,583 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
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
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the three or nine months ended September 30, 2025 and 2024. The remaining availability under the stock repurchase program as of September 30, 2025, was approximately $8.2 million.
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
September 30, 2025
(Unaudited)
Note 11 - Stockholders' Equity (continued)
to time under the EDAs. Under the terms of the EDAs, the Company may also sell its common stock to the sales agent as principal for its own account at a price agreed upon at the time of sale.
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our LPI Units declared by the Company during the nine months ended September 30, 2025 and 2024:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2025	March 31, 2025	January 1, 2025 to March 31, 2025	April 15, 2025	$0.43
June 16, 2025	June 30, 2025	April 1, 2025 to June 30, 2025	July 15, 2025	$0.43
September 12, 2025	September 30, 2025	July 1, 2025 to September 30, 2025	October 15, 2025	$0.43
Total				$1.29

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 8, 2024	March 29, 2024	January 1, 2024 to March 31, 2024	April 15, 2024	$0.41
June 12, 2024	June 28, 2024	April 1, 2024 to June 30, 2024	July 15, 2024	$0.43
September 12, 2024	September 30, 2024	July 1, 2024 to September 30, 2024	October 15, 2024	$0.43
Total				$1.27

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net Income Attributable to Common Stockholders	$6,666	$6,422	$20,282	$20,087
Add: Net Income Attributable to Noncontrolling Interest	115	116	348	363
Net Income	$6,781	$6,538	$20,630	$20,450

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,629,562	20,578,838	20,613,788	20,558,754
Weighted Average Dilutive Effect of LPI Units	357,442	373,459	359,502	373,540
Dilutive Effect of Unvested Restricted Stock Units	8,796	23,421	8,249	24,221
Weighted Average Shares of Common Stock - Diluted	20,995,800	20,975,718	20,981,539	20,956,515

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.32	$0.31	$0.98	$0.98
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.32	$0.31	$0.98	$0.98
During the three and nine months ended September 30, 2025, the Company included the effect of LPI Units and unvested RSUs in the calculation of weighted average shares of common stock outstanding - diluted. However, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive. The effect of 113,490 outstanding PSUs were not included in the calculation of diluted earnings per share because it was uncertain whether the market condition for the PSUs would have been met as of September 30, 2025.
During the three and nine months ended September 30, 2024, the Company included the effect of LPI Units and unvested RSUs in the calculation of weighted average shares of common stock outstanding - diluted. However, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded in the Company's calculation of weighted average shares of common stock outstanding – diluted, as their inclusion would have been anti-dilutive. The effect of 159,522 outstanding PSUs were not included in the calculation of diluted earnings per share because it was uncertain whether the market condition for the PSUs would have been met as of September 30, 2024.
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
September 30, 2025
(Unaudited)

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
The following table presents the carrying value and estimated fair value of financial instruments at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Receivable(1)	$4,918	$4,959	$4,884	$4,931
Revolving Credit Facility(2)	$7,600	$7,563	$7,600	$7,472
(1) The fair value measurement of the $5.0 million Loan Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of September 30, 2025 and December 31, 2024, reflects the provision for current expected credit loss of $82.3 thousand and $115.9 thousand, respectively.
(2) The fair value of the Company's Revolving Credit Facility is based on observable inputs, and as such, is classified as Level 2.
As of September 30, 2025 and December 31, 2024, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.

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

Taxable REIT Subsidiaries

The Company may conduct some of its operations through a domestic subsidiary that is treated as a Taxable REIT Subsidiary ("TRS"). The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the nine months ended September 30, 2025 and 2024, the TRS had limited activity and did not generate taxable income.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 15 - Commitments and Contingencies
As of September 30, 2025, the Company had aggregate unfunded commitments to invest approximately $1.1 million to develop and improve our existing dispensaries in Ohio. Refer to Note 3 - "Real Estate" for further details on the Company's commitments.
As of September 30, 2025, the Company is the lessee under one office lease. Refer to Note 4 - "Leases" for further information.
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
Note 16 - Segments
The Company specializes in long-term, single-tenant, triple-net sale leaseback and build-to-suit projects located in the United States within the regulated cannabis industry. The Company’s properties are aggregated into one reportable segment due to their similarities: they are leased to state-licensed operators on a long-term triple-net basis, and consist of improvements that are reusable and share similar economic characteristics. The Chief Operating Decision Maker ("CODM") is the Company’s President and Chief Executive Officer. The CODM regularly reviews consolidated financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location, tenant or other factors. Accordingly, for disclosure purposes, the Company has a single reportable segment, which is reported on the Company’s consolidated financial statements, which includes all significant segment expenses and assets.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 17 - Subsequent Events
On October 23, 2025, the Company amended its lease agreements with C3 Industries (“C3”) to modify the terms of both the Hartford and Missouri leases. Under the amended Hartford lease, the Company agreed to pursue a sale of the Hartford property, and in connection with that agreement, C3 is required to reimburse the Company for any shortfall if the sale proceeds are less than the Company’s investment basis. Conversely, if sale proceeds exceed the Company’s basis, a portion of the excess will be paid to C3 as reimbursement for their investment in the property. C3 will continue to pay monthly base rent through the sale date. Upon completion of the sale, a portion of the rent previously allocated to the Hartford property will be reallocated to the Missouri lease, to compensate the Company for a portion of the income no longer received from the Hartford property. C3 will continue to pay incremental rent under the Missouri lease until the Company invests in new properties with C3 pursuant to its right of first refusal agreement.

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
As of September 30, 2025, we owned a geographically diversified portfolio consisting of 34 properties across 12 states with 11 tenants, comprised of 19 dispensaries and 15 cultivation facilities.
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
•Our tenants operate in the cannabis industry. Changes in current state or local laws in the cannabis industry may impair our ability to renew or re-lease properties and the ability of our tenants to fulfill their lease obligations which could materially and adversely affect our ability to maintain or increase rental rates for our properties. Further, some of our existing tenants have limited operating histories and may be more susceptible to payment and other lease defaults. Thus, our operating results will be significantly impacted by the ability of our tenants to achieve and sustain positive financial results.
Financial Performance and Condition of Our Tenants
We own 34 properties, leased to 11 tenants. As of September 30, 2025, all of our tenants are performing under their lease agreement with the exception of two tenants discussed below.
Condition of Our Tenants
Pottsville, PA and Sparks, NV Cultivation Facilities
On July 30, 2025, AYR Wellness Inc. (“AYR”), which operated at two of our properties located in Pottsville, PA and Sparks, NV, announced that it had entered into a restructuring support agreement with its senior noteholders. Under the restructuring support agreement, certain AYR assets and operations will be acquired by the senior noteholders, while the remaining assets and operations, including those at our leased properties leased to AYR, are to be sold or wound down.
The cultivation properties leased to AYR accounted for approximately 5.9% of our rental income for the nine months ended September 30, 2025. AYR satisfied its rent obligations through July 2025; however, beginning in August 2025 through the end of the quarter, we did not receive rent for its Pottsville, PA and Sparks, NV cultivation properties, which AYR vacated during the third quarter of 2025. We applied approximately $505.1 thousand of AYR’s security deposits toward unpaid rent in the third quarter for the Pottsville and Sparks properties. At the end of the quarter, the combined remaining security deposits held by us totaled approximately $408.4 thousand across both properties. We intend to enforce all rights available under the applicable lease agreements.
Fitchburg, MA Cultivation Facility
Revolutionary Clinics, Inc. (“Revolutionary Clinics”), which leased our Fitchburg, MA cultivation property, has experienced operational challenges that impaired its ability to meet contractual rent obligations. Beginning in June 2024, Revolutionary Clinics remitted approximately 50% of rent due. On December 13, 2024, the tenant entered into receivership. In the first quarter of 2025, we entered into a stipulation agreement with the court-appointed receiver to receive 50% of contractual rent on a weekly basis, along with weekly reimbursements for certain delinquent real estate taxes and utilities previously paid by us until the property was vacated and operations ceased. In July 2025, Revolutionary Clinics vacated the property, and rental payments ceased. We have engaged a broker and are actively marketing the property for lease.
Financial Markets Update
During the nine months ended September 30, 2025, financial markets continued to experience volatility amid persistent macroeconomic uncertainty. Early-year optimism around potential monetary easing gave way to renewed concerns over inflation, trade policy instability, and geopolitical tensions. Equity indices delivered mixed performance, and credit markets remained constrained.
Following a cumulative 100 basis point reduction in interest rates during the second half of 2024, the U.S. Federal Reserve held its policy stance through mid-September 2025 before implementing a modest 25 basis point cut on September 18,

2025. The prime lending rate remained elevated for most of the nine month period, which provided limited relief to borrowers. Capital availability remains tight particularly for emerging and specialized sectors such as cannabis. Many operators across the industry continue to face margin compression and debt strain, with billions in loans maturing by 2026 and limited access to refinancing options.
Recessionary concerns intensified during the period, driven by declining consumer confidence, persistent inflationary pressures, and unpredictable trade and tariff developments. These headwinds prompted businesses and investors to adopt more conservative financial strategies, with increased emphasis on liquidity and risk management. In response to signs of labor market softening, moderating inflation, and tightening credit conditions, the Federal Reserve implemented an additional 25 basis point rate cut on October 29, 2025, following the end of the quarter.
As a REIT focused on leasing properties to cannabis tenants, we remain vigilant in monitoring these evolving market dynamics. Prudent financial oversight and proactive tenant engagement remain central to our strategy as we navigate an operating environment shaped by elevated interest rates, cautious investor sentiment, and sector-specific risks. We believe broader financial challenges within the cannabis industry including debt strain and refinancing difficulties highlight the importance of disciplined tenant underwriting and portfolio management.
Regulatory Update
On May 21, 2024, the Justice Department published a Notice of Proposed Rulemaking in the Federal Register for the Drug Enforcement Administration (“DEA”) to reschedule marijuana from Schedule I of the Controlled Substances Act (“CSA”), a list of completely prohibited drugs, to Schedule III, which includes prescription medications such as ketamine, Tylenol with codeine, and anabolic steroids. The proposed rule was based on an August 2023 recommendation by the Department of Health and Human Services (“HHS”). The comment period concluded on July 22, 2024. After reviewing over 43,000 comments to the proposed rule, including numerous requests for a hearing, the DEA Administrator granted a hearing and appointed an Administrative Law Judge ("ALJ") to preside over the proceedings.
A procedural hearing was held in December 2024, and oral arguments were initially scheduled to begin in January 2025. However, proceedings were delayed by at least 90 days following a motion by several parties seeking to remove the DEA from its adjudicatory role. Chief DEA ALJ John Mulrooney granted the motion, citing potential violations of the Administrative Procedures Act.
Throughout the first half of 2025, the cannabis rescheduling process remained stalled. The DEA failed to establish a briefing schedule, and an interlocutory appeal regarding its role in the proceedings remained unresolved. No new hearing dates were set, leaving the regulatory timeline in limbo. Compounding these delays, the Department of Justice announced it would no longer defend certain legal protections for DEA administrative law judges—potentially opening the door to litigation that could reshape how cannabis-related research applications are processed.

In July 2025, Terrance Cole was confirmed as the new DEA Administrator. As of September 30, 2025 his stance on marijuana reform remained publicly undefined, though some industry analysts expect his decision-making to reflect executive branch priorities. Additionally, shortly after Administrator Cole's confirmation, ALJ John Mulrooney announced his retirement, effective August 1, 2025. With no other ALJ's on staff at the DEA, the rescheduling process now entirely rests in Administrator Cole's hands.

As of September 30, 2025, no new hearing dates have been announced, and the regulatory process remains in a holding pattern. However, legislative efforts have reemerged. In early September 2025, Representative Greg Steube reintroduced the Marijuana 1-to-3 Act, which would mandate the Attorney General to reschedule marijuana to Schedule III within 60 days of enactment. Additionally, President Trump has publicly signaled support for cannabis rescheduling, stating in August 2025 that a decision could come “within weeks.” While no formal action has been taken as of September 30, 2025, some White House officials have described marijuana reform as “good politics,” and industry observers believe the administration may act before year-end. Nonetheless, some lawmakers have expressed concern over delays, urging the administration to follow through on its stated intentions. We believe this renewed push alongside speculation about potential executive action has added momentum and uncertainty to the regulatory landscape.
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
Inflation and Supply Chain Constraints
During the nine months ended September 30, 2025, inflation showed signs of easing but remained elevated and the Consumer Price Index ("CPI") rose to approximately 3.0% over the period. This reflects a modest increase compared to the 2.4% inflation rate recorded during the same nine-month period in 2024. While inflation continues to trend downward from the peaks of 2022, it remains above the Federal Reserve’s long-term 2% target, signaling persistent price pressures across labor, materials, and services.
This persistent inflation continues to exert pressure across key operational areas, driving up costs for labor, production inputs, and construction. Regulated cannabis operators have faced rising expenses for cultivation supplies such as fertilizers and equipment, alone with increased wage expectations amid ongoing labor shortages. Development and redevelopment projects have become more capital intensive due to elevated material costs and heightened regulatory compliance demands. While global supply chains have generally stabilized, cannabis operators continue to face delays in sourcing specialized equipment and materials.
We believe these challenges are compounded by geopolitical tensions and shifting trade policies, which have introduced new uncertainties around input pricing and project timelines. As a result, many cannabis businesses are contending with higher capital requirements, cost overruns, and delayed project starts. The prospect of renewed trade tensions and tariff policies adds further uncertainty around future inflation and economic growth.
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
We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no changes to our critical accounting estimates included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2024.
Third Quarter 2025 Highlights
Capital Market Activity
Dividends
On September 12, 2025, our Board of Directors declared a third quarter 2025 cash dividend of $0.43 per share of common stock, equivalent to an annualized dividend of $1.72 per share of common stock. The dividend was paid on October 15, 2025, to stockholders of record at the close of business on September 30, 2025.
During the nine months ended September 30, 2025, our Board of Directors declared 2025 cash dividends totaling $1.29 per share of common stock.

Recent Developments
On October 23, 2025, we amended our lease agreements with C3 Industries (“C3”) to modify the terms of both the Hartford and Missouri leases. Under the amended Hartford lease, we agreed to pursue a sale of the Hartford property, and in connection with that agreement, C3 is required to reimburse us for any shortfall if the sale proceeds are less than the our investment basis. Conversely, if sale proceeds exceed our basis, a portion of the excess will be paid to C3 as reimbursement for their investment in the property. C3 will continue to pay monthly base rent through the sale date. Upon completion of the sale, a portion of the rent previously allocated to the Hartford property will be reallocated to the Missouri lease, to compensate us for a portion of the income no longer received from the Hartford property. C3 will continue to pay this incremental rent under the Missouri lease until we invest in new properties with C3 pursuant to its right of first refusal agreement.
Results of Operations
General
We derive substantially all our revenue from rents received from single tenants at each of our 34 properties, all of which are under triple-net leases. As of September 30, 2025, our portfolio remains conservatively leveraged, with only $7.6 million outstanding under our Revolving Credit Facility. Additionally, we maintain low general and administrative expense with an annualized ratio of 1.2% of total assets.

Comparison of the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2025	2024	Q3'25 vs Q3'24
Revenue:
Rental Income	$12,335	$12,276	$59
Interest Income from Loans	137	134	3
Fees and Reimbursables	115	144	(29)
Total Revenue	12,587	12,554	33

Expenses:
Reimbursable Property Expenses	46	128	(82)
Property Carrying Costs	145	—	145
Depreciation and Amortization Expense	3,874	3,726	148
General and Administrative Expenses:
Compensation Expense	933	1,169	(236)
Professional Fees	334	475	(141)
Other General and Administrative Expenses	350	433	(83)
Total General and Administrative Expenses	1,617	2,077	(460)

Total Expenses	5,682	5,931	(249)

Loss on Sale of Real Estate	—	—	—
Provision for Current Expected Credit Loss	11	12	(1)
Income From Operations	6,916	6,635	281

Other Income (Expense):
Other Income	97	80	17
Interest Expense	(232)	(177)	(55)
Total Other Income (Expense)	(135)	(97)	(38)

Net Income	6,781	6,538	243

Net Income Attributable to Noncontrolling Interests	(115)	(116)	1

Net Income Attributable to Common Stockholders	$6,666	$6,422	$244
Revenues
Rental Income
Rental income for the three months ended September 30, 2025 and 2024 remained relatively flat at approximately $12.3 million. Below summaries notable factors impacting rental income during the period:
•A full quarter of rental income from the from two dispensaries acquired during the first half of 2025 generated an increase of approximately $24 thousand of rental income during the three months ended September 30, 2025.

•A full quarter of rental income from the funding of improvement allowances subsequent to September 30, 2024, at our Arizona and Connecticut cultivation facilities generated approximately $74 thousand of additional rental income during the three months ended September 30, 2025.
•Annual rent escalations on our portfolio generated an increase of approximately $241 thousand of rental income during the three months ended September 30, 2025.
•These increases were offset by a decline in rental income of approximately $281 thousand, attributable to Revolutionary Clinics vacating our Fitchburg, MA property during July 2025.
•Our two cultivation facilities leased to AYR satisfied its rent obligations for July 2025, however, beginning in August 2025 through the end of the third quarter of 2025, we did not receive rent for the Pottsville, PA and Sparks, NV properties. We applied approximately $505 thousand of AYR's security deposits covering August and September rent for these properties during the three months ended September 30, 2025.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our one loan receivable.
Fees and Reimbursables
Fees and reimbursables decreased slightly due to timing of revenue reimbursements during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Expenses
Reimbursable Property Expenses
In certain circumstances we will pay for certain expenses on behalf of the tenant with the tenant being obligated to reimburse us. However, timing differences may cause the recognition of expenses and corresponding reimbursement income to vary between periods. Reimbursable property expenses remained relatively flat quarter over quarter.
Property Carrying Costs
Property carrying costs are expenses we incur to maintain vacant or partially vacant properties. These costs typically include real estate taxes, utilities, property management fees, security, and other expenses needed to keep the properties functional and marketable for leasing. During the three months ended September 30, 2025, we incurred approximately $145.0 thousand of carrying costs related to our Fitchburg, MA, Pottsville, PA and Sparks, NV properties, which were vacant as of September 30, 2025.
Depreciation and Amortization Expense
Depreciation and amortization for the three months ended September 30, 2025 increased by approximately $0.2 million to approximately $3.9 million compared to approximately $3.7 million for the three months ended September 30, 2024. The increase is primarily attributable to: (i) approximately $37.3 million of improvements placed into services during 2024 related to four cultivation facilities; and (ii) our 2025 acquisitions of two dispensaries, contributing approximately $1.3 million in depreciable assets. These depreciation increases were slightly offset by a decrease of approximately $0.2 million in depreciable assets, which became fully depreciated as of March 31, 2025 and therefore did not incur depreciation expense for three months ended September 30, 2025.
General and Administrative Expenses
The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes salaries and benefits for directors, employees and officers, as well as stock-based compensation. For the three months ended September 30, 2025 compensation expense decreased by approximately $0.2 million to $0.9 million compared to $1.2 million for the three months ended September 30, 2024. The decrease was primarily driven by an employee resignation, resulting in a reduction in salary, bonus accruals and stock-based compensation.
Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. Professional fees for the three months ended September 30, 2025 decreased by approximately $141 thousand, to approximately $334 thousand compared to approximately $475 thousand for the three months ended September 30, 2024. The decrease was mainly attributable to lower legal fees incurred during the third quarter of 2025.
Other General and Administrative Expenses
Other general and administrative expenses decreased moderately by approximately $83 thousand to $350 thousand during the three months ended September 30, 2025, compared to approximately $433 thousand during three months ended September 30, 2024. Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses.
Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively flat quarter over quarter.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income remained relatively flat quarter over quarter.
Interest Expense
Interest expense for the three months ended September 30, 2025, was approximately $232 thousand an increase of $55 thousand, compared to $177 thousand in the same period of 2024. This increase primarily reflects higher borrowing costs under our Revolving Credit Facility, which transitioned to a variable interest rate of Prime plus 1% effective May 6, 2025. The Revolving Credit Facility interest rate at the end of the third quarter was 8.25%, which contributed to the increase in interest expense during the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	Q3'25 vs Q3'24
Revenue:
Rental Income	$37,485	$36,657	$828
Interest Income from Loans	408	399	9
Fees and Reimbursables	835	562	273
Total Revenue	38,728	37,618	1,110

Expenses:
Reimbursable Property Expenses	713	179	534
Property Carrying Costs	150	—	150
Depreciation and Amortization Expense	11,634	10,920	714
General and Administrative Expenses:
Compensation Expense	2,808	3,554	(746)
Professional Fees	1,137	1,120	17
Other General and Administrative Expenses	1,314	1,307	7
Total General and Administrative Expenses	5,259	5,981	(722)

Total Expenses	17,756	17,080	676

Loss on Sale of Real Estate	(34)	—	(34)
Provision for Current Expected Credit Loss	34	38	(4)
Income From Operations	20,972	20,576	396

Other Income (Expense):
Other Income	274	262	12
Interest Expense	(616)	(388)	(228)
Total Other Income (Expense)	(342)	(126)	(216)

Net Income	20,630	20,450	180
Net Income Attributable to Noncontrolling Interests	(348)	(363)	15

Net Income Attributable to Common Stockholders	$20,282	$20,087	$195
Revenues
Rental Income
Rental income for the nine months ended September 30, 2025 increased by approximately $0.8 million to approximately $37.5 million, compared to approximately $36.7 million for the nine months ended September 30, 2024. The increase in rental income was primarily attributable to:
•The full nine months of rental income in 2025 from the purchase of a cultivation facility in Connecticut in May 2024, which generated an increase of approximately $0.2 million of rental income during the nine months ended September 30, 2025.

•During the nine months ended September 30, 2025, we earned approximately $43.1 thousand of rental income from the acquisition of two dispensaries during the period.
•Funding of improvement allowances at our Arizona, Connecticut, Missouri and Pennsylvania cultivation facilities, which generated approximately $0.6 million of additional rental income during the nine months ended September 30, 2025. The additional rental income from our Missouri cultivation facility was derived from the expansion and development of the adjacent land parcel we acquired during the first quarter of 2023.
•Annual rent escalations on our portfolio, which generated an increase of approximately $0.8 million of rental income during the nine months ended September 30, 2025.
•These increases were offset by a decline in rental income of approximately $0.8 million, attributable to Revolutionary Clinics paying only approximately 50% of its contractual rent through July 2025 when the tenant vacated the property. Beginning in June 2024 and throughout the second half of the 2024, the tenant encountered significant operational challenges that impaired its ability to meet full rent obligations. In December 2024, these challenges culminated in the tenant entering receivership and ultimately vacating the property in 2025. For further information refer to Note 4 - "Leases".
•Our two cultivation facilities leased to AYR satisfied its rent obligations for July 2025, however, beginning in August 2025 through the end of the third quarter of 2025, we did not receive rent for the Pottsville, PA and Sparks, NV properties. We applied approximately $505 thousand of AYR's security deposits covering August and September rent for these properties during the nine months ended September 30, 2025.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our one $5.0 million loan receivable.
Fees and Reimbursables
Fees and reimbursables for the nine months ended September 30, 2025 increased by approximately $273 thousand to approximately $835 thousand from approximately $562 thousand for the nine months ended September 30, 2024, due to timing of revenue reimbursements year over year.
Expenses
Reimbursable Property Expenses
For the nine months ended September 30, 2025, reimbursable property expenses increased by approximately $534 thousand to approximately $713 thousand compared to approximately $179 thousand for the nine months ended September 30, 2024. This increase is mainly attributable to real estate taxes, insurance and utility payments primarily made on behalf of three tenants. In certain circumstances we will pay for certain expenses on behalf of the tenant with the tenant being obligated to reimburse us. However, timing differences may cause the recognition of expenses and corresponding reimbursement income to vary between periods.
Property Carrying Costs
Property carrying costs are expenses we incur to maintain vacant or partially vacant properties. These costs typically include real estate taxes, utilities, property management fees, security, and other expenses needed to keep the properties functional and marketable for leasing. During the nine months ended September 30, 2025, we incurred approximately $150 thousand in property operating costs across three properties: (i) our Fitchburg, Massachusetts property, which was vacated by Revolutionary Clinics in July 2025; (ii) our Pottsville, PA property which was vacated by AYR during the period; and (iii) our Sparks, Nevada property which was vacated by AYR during the period.
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2025 increased by approximately $0.7 million to approximately $11.6 million compared to approximately $10.9 million for the nine months ended September 30, 2024. The increase is primarily attributable to: (i) approximately $37.3 million of improvements placed into services during 2024 related to four cultivation facilities; (ii) our 2025 acquisitions of two dispensaries, contributing approximately $1.3 million in depreciable assets; and (iii) our 2024 acquisition of a cultivation facility, contributing approximately $3.7 million in depreciable assets. These depreciation increases were slightly offset by a decrease of approximately $0.2 million in depreciable assets, which became fully depreciated during the nine months ended September 30, 2025.
General and Administrative Expenses
The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes salaries and benefits for directors, employees and officers, as well as stock-based compensation. For the the nine months ended September 30, 2025, compensation expense decreased by approximately $0.7 million, to approximately $2.8 million compared to approximately $3.6 million for the nine months ended September 30, 2024. The decrease was primarily driven by an employee resignation, resulting in reduced salary, bonus accruals, and stock-based compensation.
Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. While professional fees remained relatively flat year over year, we saw a shift to lower legal fees and higher audit fees during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in audit fees during 2025 was primarily driven by higher audit expenses incurred during the first quarter of 2025 as most audit fieldwork related to our annual financial statements occurred during this period. Additionally, we incurred incremental costs associated with obtaining consent from our former auditor in connection with our Form 10-K filing.
Other General and Administrative Expenses
Other general and administrative expenses remained relatively flat year over year. These expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses.
Loss on Sale of Real Estate
The loss on sale of real estate during 2025 was recognized in connection with the Mokena/Brookville like-kind exchange, reflecting the difference between the carrying value of the Mokena property and the fair value allocation of the Brookville property received.
Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively year over year.
Other Income (Expense)
Other Income
Other income remained relatively flat year over year and is primarily comprised of interest income..
Interest Expense

Interest expense for the nine months ended September 30, 2025 was approximately $0.6 million, an increase of approximately $0.2 million to compared to $0.4 million in the same period of 2024. This increase primarily reflects higher borrowing costs under our Revolving Credit Facility which transitioned to a variable interest rate of Prime plus 1% effective May 6, 2025. The Revolving Credit Facility rate, ending the quarter at 8.25%, contributed to the increase in interest expense during the nine months ended September 30, 2025.
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
The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income Attributable to Common Stockholders	$6,666	$6,422	$20,282	$20,087
Net Income Attributable to Noncontrolling Interests	115	116	348	363
Net Income	6,781	6,538	20,630	20,450

Adjustments:
Real Estate Depreciation and Amortization	3,870	3,722	11,621	10,907
Loss on Sale of Real Estate	—	—	34	—
FFO Attributable to Common Stockholders - Diluted	10,651	10,260	32,285	31,357
Provision for Current Expected Credit Loss	(11)	(12)	(34)	(38)
Stock-Based Compensation	316	449	750	1,223
Non-cash Interest Expense	67	67	202	202
Amortization of Straight-line Rent Expense	(1)	(1)	(4)	(2)
AFFO Attributable to Common Stockholders - Diluted	$11,022	$10,763	$33,199	$32,742
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
As of September 30, 2025, our liquidity total included $23.6 million of cash and cash equivalents along with $82.4 million available on our Revolving Credit Facility, subject to sufficient collateral in the borrowing base. Additionally, the ATM Program allows us to issue equity to raise capital up to $50.0 million. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
Following a cumulative 100 basis point reduction in interest rates during the second half of 2024, the U.S. Federal Reserve held its policy stance through mid-September 2025, before implementing a modest 25 basis point cut on September 18, 2025. Despite this action, the prime lending rate remained elevated at 7.5% for most of the period, which provided limited relief to borrowers. As of September 30, 2025, the annual inflation rate in the United States was approximately 3.0% for the twelve-month period then ended. While inflation has shown signs of moderation, persistent macroeconomic headwinds including elevated interest rates and residual inflationary pressures may continue to impact our cash flow from ongoing operations. Subsequent to quarter-end, the Federal Reserve implemented an additional 25 basis point rate cut in late October 2025, signaling a gradual shift toward a more accommodative monetary policy.
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
Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net Cash Provided by Operating Activities	$32,365	$32,720
Net Cash Used in Investing Activities	$(785)	$(17,957)
Net Cash Used in Financing Activities	$(28,224)	$(20,773)
Cash and Cash Equivalents - End of Period	$23,569	$19,833
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 were approximately $32.4 million and $32.7 million, respectively. Net cash flows provided by operating activities for the nine months ended September 30, 2025 and 2024 were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses and property carrying costs.
Net Cash Used in Investing Activities:
Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 were approximately $0.8 million and $18.0 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2025 related to approximately $0.8 million used to purchase two dispensaries in Ohio. Net cash used in investing activities for the nine months ended September 30, 2024 related to approximately $4.0 million used to purchase a cultivation facility in

Connecticut and approximately $14.0 million used to fund improvement allowances at our cultivation facilities in Arizona, Connecticut, Missouri and Pennsylvania.
Net Cash Used in Financing Activities:
Cash used in financing activities for the nine months ended September 30, 2025 and 2024 were approximately $28.2 million and $20.8 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2025, was mainly related to approximately $26.9 million in dividend payments to holders of our common stock and vested RSUs, approximately $0.5 million in distributions on our LPI Units, approximately $0.3 million paid to redeem 15,198 LPI Units in cash, approximately $0.4 million related to cash paid for taxes in lieu of issuance of common stock on vested RSUs and PSUs and approximately $0.3 million to issue PSUs in cash. Net cash used in financing activities for the nine months ended September 30, 2024, was mainly related to approximately $25.6 million in dividend payments to holders of our common stock and vested RSUs, approximately $0.5 million in distributions on our LPI Units, $1.0 million to pay down our loan payable, approximately $0.3 million of deferred financing costs incurred in connection with our ATM Program and approximately $46 thousand related to cash paid for taxes in lieu of issuance of common stock on vested RSUs. These cash outflows were offset by $6.6 million drawn on our Revolving Credit Facility.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the nine months ended September 30, 2025, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, we authorized distributions on our LPI Units of $1.29 per share.
During the nine months ended September 30, 2024, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our LPI Units of $1.27 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of September 30, 2025, we had aggregate unfunded commitments of $1.1 million to develop and improve our two dispensaries in Ohio.
Corporate Office Lease
As of September 30, 2025, we were the lessee under one office lease for a term of four years, subject to annual escalations. The annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year four. The office lease has a remaining weighted average term of approximately 0.92 years.
Revolving Credit Facility
The Revolving Credit Facility accrued interest at a fixed rate of 5.65% through May 5, 2025. Effective May 6, 2025, the Revolving Credit Facility transitioned to a variable rate structure, bearing interest at a variable rate based upon the greater of (a) the Prime Rate published in the Wall Street Journal (Western Edition) plus a margin of 1.0%, or (b) 4.75%. As of September 30, 2025, the interest rate on our Revolving Credit Facility was 8.25% and we had $7.6 million outstanding under the facility. Refer to Note 6 - "Financings" for additional details.

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
Interest Rate Risk
Interest rates are influenced by a range of factors, including fiscal and monetary policy, global economic conditions, and other variables beyond our control. We are exposed to interest rate risk through our Revolving Credit Facility, which bears a floating interest rate indexed to the Prime Rate published in the Wall Street Journal (Western Edit). As of September 30, 2025, we had $7.6 million in principal outstanding under the facility, bearing interest at 8.25%, which reflects a 100 basis point spread over the prevailing Prime Rate of 7.25%. Our cost of financing increased following the transition from a fixed rate of 5.65% through May 2025 to a variable structure thereafter. Although the Prime Rate remained relatively stable during the third quarter, including a modest decline in September, our effective interest rate remains subject to future fluctuations in benchmark rates. To manage this exposure, we may evaluate the use of interest rate derivative instruments or other hedging strategies.
Impact of Inflation
During the nine months ended September 30, 2025, inflation showed signs of easing but remained elevated with the CPI rising approximately 3.0% over the period. This reflects a modest increase compared to the 2.8% inflation rate recorded during the same nine month period in 2024. While inflation continues to trend downward from the peaks of 2022, it remains above the Federal Reserve's long-term 2% target.
We enter into leases that generally provide for annual fixed increases in rent at a predetermined rate. In some instances, leases provide for annual increases in rent based on the increase in the CPI. We expect these lease provisions to result in rent increases over time. During periods when inflation exceeds the rent increases stipulated in the leases, rent increases may not keep pace with the rate of inflation.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have a very limited number of tenants, and the inability of any single tenant to make its lease payments could materially and adversely affect our business (including our financial performance and condition). As of September 30, 2025, we owned 34 total properties, of which 31 were leased to a total of 11 tenants. Our 11 tenants and one non-performing tenant each represent aggregate annualized rental income and fees, including applied escrow/security deposits, and excluding revenue reimbursables (represented by annualized September monthly base rent of executed leases, which were in effect as of September 30, 2025) for the year ending December 31, 2025 as follows: Curaleaf (24.4%); Cresco Labs (14.0%); Trulieve (11.4%); The Cannabist Company (8.7%); C3 Industries (7.9%); Calypso (7.4%); Acreage (6.6%); Mint (6.3%); Ayr Wellness (6.2%) (this tenant is not performing under its respective lease agreement and as of September 30, 2025 the lease had not been modified); CODES (5.6%); PharmaCann (1.2%); and Bud'r (0.3%). Lease payment defaults by any of our tenants or a significant decline in the value of any single property could materially and adversely affect our business (including our financial performance and condition). Our lack of tenant diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.

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

The tenant concentration risk (and related risk of tenant defaults) may be more pronounced in the cannabis industry due to the fact that some of our tenants have limited operating histories. See “Factors Impacting Our Operating Results - Financial Performance and Condition of Our Tenants” under Item 2 for a discussion of our recent non-performing tenants. Some of our tenants have limited operating histories and may be more susceptible to payment and other lease defaults, which could materially and adversely affect our business (including our financial performance and condition). The result of any of the foregoing risks could materially and adversely affect our business (including our financial performance and condition).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization had an expiration date of December 31, 2023. On September 15, 2023, our board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the Repurchase Program through December 31, 2024. On November 19, 2024, our board of directors authorized extending the duration of the Repurchase Program to conclude on December 31, 2026. The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended September 30, 2025. The remaining availability under the Repurchase Program as of September 30, 2025 was approximately $8.2 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2025, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: November 5, 2025	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2025	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)