Form 10-K
period 2025-12-31
NewLake Capital Partners, Inc.
filed 2026-03-06
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐        No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐          No ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $233,959,142 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant's common stock outstanding on March 4, 2026 was 20,576,836.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

NewLake Capital Partners, Inc.
FORM 10-K
DECEMBER 31, 2025

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

PART I
ITEM 1. BUSINESS
General
NewLake Capital Partners, Inc., (the “Company” “we,” “our,” “us,”), a Maryland corporation, was formed on April 9, 2019 under the Maryland General Corporation Law, as GreenAcreage Real Estate Corp. (“GARE”) and subsequently changed our name to NewLake Capital Partners, Inc. We are an internally managed real estate investment trust (“REIT”) focused on providing real estate capital to state-licensed cannabis operators through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. We elected to be taxed as a REIT beginning with our short taxable year ended December 31, 2019 and intend to continue to operate our business so as to continue to qualify as a REIT.
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
As of December 31, 2025, we owned a geographically diversified portfolio consisting of 34 properties across 12 states with 11 tenants, comprised of 19 dispensaries and 15 cultivation facilities. Our leases include a parent or other affiliate guarantee.
Our Investment Strategy
According to BDSA, U.S. legal cannabis sales totaled approximately $31.4 billion in 2024. BDSA’s October 2025 forecast indicates that U.S. regulated cannabis sales for 2025 are expected to total approximately $31.5 billion, consisting of $23.9 billion in adult‑use sales and $7.6 billion in medical cannabis sales. As the regulated state‑legal cannabis industry continues to grow, we believe it presents opportunities to invest in revenue‑centric cultivation and dispensary real estate, which is mission‑critical to the industry. This growth is expected to drive demand for real estate capital due to the industry’s real‑estate‑intensive nature and the limited availability of traditional financing for operators, creating a market opportunity for us. Furthermore, we anticipate that acquisition opportunities should increase as more states legalize medical‑use and adult‑use cannabis and license new retail dispensaries and cultivation operations.
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
The table below summarizes our portfolio by property type for the year ended December 31, 2025:

Property Type	Number of Properties	Rentable Square Feet	Rental Income(1)	Percentage of Total Rental Income
Cultivation	15	1,600,295	$45,670,877	91.8%
Dispensary	19	96,911	4,069,077	8.2%
Total	34	1,697,206	$49,739,954	100.0%
(1) Rental income comprises rental income received from our tenants and $203 thousand in fees, which are included in the rental income amount presented in the table but classified as “Fees and Reimbursables” in the Statement of Operations. Rental income also includes escrow and security deposits applied during the year ended December 31, 2025.
Competition
The current market for properties that meet our investment objectives remains limited due to the specialized nature of real estate permitted for state‑licensed cannabis operations and the credit profile of many operators. Although certain operators have experienced incremental improvements in access to financing, the industry overall remains capital constrained, and the field of specialized real estate capital providers has not materially expanded. Any sustained expansion in operator financing alternatives could increase competition for suitable assets and compress risk‑adjusted returns.
We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, companies involved in the sale of hemp-derived products, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis facilities. In some instances, we compete to acquire real estate with parties who have no involvement in the cannabis industry and have identified value in the real estate location that we may also seek to acquire. We face competition from established companies in this industry and local real estate investors, particularly for smaller retail assets. We have also observed competition from certain debt funds that have entered the market. We believe that most cannabis cultivation facilities require capital in excess of $20.0 million, which may provide a barrier to entry for smaller potential competitors.
These competitors may prevent us from acquiring desirable properties, may increase the price we must pay for properties or may reduce the yield on the properties we acquire. Our competitors may have greater financial or operational resources and may be willing to pay higher prices for certain assets or may accept levels of risk that we do not believe are prudent. Larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to those we employ, which would decrease our competitive advantage in offering flexible transaction terms.
Although capital availability for regulated cannabis operators remains constrained overall, certain operators have experienced incremental improvements in access to financing, including selective refinancings, expanded use of asset‑based lending structures, and greater availability of compliant payment and processing solutions. Any continued expansion in operator financing alternatives could increase competition for suitable investment properties and contribute to higher acquisition prices or less favorable lease economics. In addition, increased clarity in state or federal laws and regulations governing regulated cannabis, or changes in federal regulations pertaining to cannabis, could lead to a greater number of entities and a larger pool of capital competing for qualifying properties, and could provide competitors and regulated cannabis operators with increased access to the U.S. capital markets, including national securities exchanges. We compete for the acquisition of properties primarily on purchase price and lease terms. If we pay higher prices for properties or offer lease terms that are less favorable to us, our profitability may decrease and investors may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring properties that would generate attractive returns for us.
Risk Management
We are focused on building and maintaining a diversified portfolio across tenants, geographic markets and license types, including dispensaries and cultivation facilities. In executing rigorous asset‑level and tenant due diligence, we draw upon the experience of our management team, our investment committee and third‑party specialists to underwrite, evaluate and diligence potential investment opportunities. As part of our process, we may obtain third‑party property condition assessments, environmental reviews and other customary diligence materials.
Our underwriting criteria primarily focus on the following:(i) the quality of the tenant, the performance and characteristics of the property, including earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”), and the tenant’s historical record of meeting obligations;(ii) the financial stability of the tenant and any guarantor, including their capacity to meet obligations related to rent, insurance and taxes; and (iii) the ability of the tenant to withstand changing market conditions and operate effectively in an evolving industry landscape.

We actively manage our portfolio to mitigate risk. We maintain ongoing engagement with our tenants and with broader industry participants to understand operating conditions and to continually reassess the risk profile of our investments and strategy. From time to time, we work with tenants to identify opportunities to reposition assets in order to optimize long‑term value for our shareholders. If a tenant default occurs, our team works diligently with the tenant to identify a path to cure the default and, where appropriate, may seek to re‑tenant the property with a higher‑quality operator.

We evaluate the credit quality of our tenants and any guarantors on an ongoing basis. In addition, we monitor the payment history of all tenants and, in certain instances, conduct site visits and meet with tenants to review their operations. We generally receive and review financial information from our tenants as part of our ongoing evaluation. For additional risks associated with our tenants, refer to “Risks Related to Our Business” under Item 1A, “Risk Factors.”
Our Financing Strategy
We intend to meet our long-term liquidity needs through cash flows from operations, the issuance of equity and debt securities, including common stock, preferred stock and long-term notes, credit facilities and asset level financing from financial institutions. Where possible, we also may issue limited partnership interests in NLCP Operating Partnership, our operating partnership (“LPI Units”) to acquire properties from existing owners seeking a tax-deferred transaction. We may issue equity and debt securities at times when we believe that our stock price or cost of debt capital, respectively, is at a level that allows for the reinvestment of offering proceeds in property acquisitions that we expect to be accretive. We may also issue common stock to permanently finance properties that were initially financed through debt securities. However, we cannot assure you that we will be able to access the capital markets when needed or on terms that are acceptable to us. Our investment guidelines provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.
United States Federal and State Regulatory Update
As of December 31, 2025, 46 U.S. states have approved a medical or limited medical cannabis program, and 24 states plus the District of Columbia have legalized cannabis for both medical and adult-use, which was unchanged from the prior year. All considered, approximately 92% of the U.S. population resides in a market where some form of medical cannabis is legal.
Despite the legal, regulatory, and political obstacles the cannabis industry faces, it continued to grow. We believe that federal policy will continue to evolve; however, the timing, scope and outcome of any federal action remain uncertain. Any future changes could affect industry operating conditions, taxation and access to capital, but there can be no assurance as to if or when such changes will occur.

Rescheduling of Cannabis
The following summarizes the status of federal administrative actions related to the potential rescheduling of cannabis under the Controlled Substances Act as of December 31, 2025, and describes potential implications for our industry. On May 21, 2024, the Department of Justice published a Notice of Proposed Rulemaking in the Federal Register to transfer cannabis from Schedule I to Schedule III, based on an August 2023 recommendation from the Department of Health and Human Services. The public comment period closed on July 22, 2024, and the DEA Administrator subsequently granted a hearing and appointed an Administrative Law Judge; a notice of hearing was later published.
Subsequently, certain procedural objections were raised, and aspects of the administrative proceedings were stayed pending internal agency review. As of December 31, 2025, no final hearing schedule had been published and marijuana remained a Schedule I controlled substance. On December 18, 2025, the President issued Executive Order 14370, “Increasing Medical Marijuana and Cannabidiol Research,” directing the Attorney General to prioritize completion of the rescheduling rulemaking process. The Executive Order does not change the scheduling status of cannabis and does not predetermine the outcome of the administrative proceeding. Any final DEA action remains subject to applicable administrative procedures and potential judicial review. Accordingly, the timing, scope and outcome of any rescheduling remain uncertain.

If cannabis were ultimately rescheduled to Schedule III, we believe such reclassification would likely affect the application of Section 280E of the Internal Revenue Code to state‑legal cannabis operators, potentially reducing their effective tax rates on a prospective basis. Any change in the application of Section 280E would depend on subsequent IRS interpretation and implementation. Rescheduling could also facilitate medical research by easing certain federal restrictions. Rescheduling would not legalize cannabis at the federal level or displace state law, and cannabis would remain subject to regulation by federal agencies. Moving cannabis to Schedule III would not absolve parties from potential criminal liability under the Controlled Substances Act for failure to comply with applicable Schedule III requirements.
The Secure and Fair Enforcement Act (SAFE) / Secure and Fair Enforcement Regulation (SAFER) Banking Act
The SAFE Banking Act is intended to provide a federal safe harbor for depository institutions, insurers and other financial intermediaries that provide services to state‑authorized cannabis businesses. In September 2023, the Senate Committee on Banking, Housing, and Urban Affairs advanced an updated version, the Secure And Fair Enforcement Regulation (“SAFER”) Banking Act (S. 2860), by a bipartisan vote of 14–9. The bill was reported from committee but did not receive a Senate floor vote in the 118th Congress.
Legislative interest persisted in 2025. A bipartisan coalition of state attorneys general publicly urged Congress to enact the SAFER Banking Act to address public‑safety and regulatory concerns associated with cash‑intensive cannabis operations, and trade and industry reporting continued to track potential reintroduction; however, as of December 31, 2025, no federal banking safe harbor had been enacted and cannabis businesses remained without comprehensive federal banking protections.
Accordingly, while proposals to normalize banking relationships for state‑authorized cannabis businesses continue to be considered, the timing, terms and likelihood of any federal legislation remain uncertain.
Marijuana Opportunity Reinvestment and Expungement (MORE) Act.
Marijuana Opportunity Reinvestment and Expungement (“MORE”) Act. The MORE Act was reintroduced in the House on August 29, 2025, as H.R. 5068 (119th Congress) and, as of December 31, 2025, had not been enacted into law. If enacted, it would decriminalize and deschedule cannabis at the federal level and provide for related criminal‑justice reforms and access to certain federal programs.
Other Regulatory and Legal Developments
Several federal cannabis proposals were introduced or discussed during 2025, but none were enacted.
Litigation concerning firearms possession by individuals who use cannabis continued. In United States v. Daniels, the United States Court of Appeals for the Fifth Circuit held that 18 U.S.C. § 922(g)(3) was unconstitutional as applied to a habitual marijuana user, and the United States has petitioned the Supreme Court for review. Other courts reached different outcomes or revived challenges, resulting in a non‑uniform judicial landscape.
The U.S. Supreme Court heard oral argument on March 2, 2026, in United States v. Hemani, a case involving the federal prohibition on firearm possession by individuals who use cannabis, which remains a Schedule I substance under federal law despite state‑level legalization. The case concerns whether the application of federal firearms restrictions to cannabis users is permissible under existing statutes and constitutional standards, and its outcome may clarify the interplay between federal drug laws and Second Amendment rights.
Separately, industry plaintiffs challenged federal enforcement authority over intrastate, state‑regulated cannabis activity in Canna Provisions v. Garland. The district court dismissed the case in July 2024, the First Circuit appeal remained pending through 2025, and on December 15, 2025, the Supreme Court declined to review a related petition, leaving existing federal law unchanged.
Laws Applicable to the Medical-use and Adult-use Cannabis Industry
In states that have legalized medical or adult-use cannabis, operators generally need one or more licenses for growing, processing, and dispensing cannabis in accordance with state requirements. State and local governments also impose various regulations on these activities, and program rules are frequently updated and vary widely across jurisdictions. In 2025, several states adopted or expanded restrictions on the sale of hemp‑derived intoxicating cannabinoids, including Delta‑8‑THC and similar compounds, outside of state‑regulated cannabis channels. These actions reflect ongoing efforts by states to address unregulated intoxicating hemp products and illustrate the evolving regulatory environment that cannabis operators must navigate. Consequently, laws and regulations address, among other matters, permitted cannabis products, practitioner participation, qualifying medical conditions, product testing, enforcement practices, taxation, local opt‑out provisions, and licensing processes.
In November 2025, as part of the continuing resolution that reopened the federal government, Congress closed the ‘hemp loophole’ by narrowing the federal definition of hemp to restrict intoxicating hemp‑derived cannabinoids (e.g., Delta‑8‑THC, Delta‑10‑THC, THCA) sold outside state‑regulated channels. Enforcement is scheduled to begin November 12, 2026. Industry stakeholders are pursuing either an extension of the implementation date or a federal regulatory framework for certain hemp‑derived THC products. These developments are relevant to state‑legal cannabis operators because intoxicating hemp products have acted as direct substitutes in some markets, affecting demand for licensed cannabis.
If tenants default under their leases, finding replacement tenants that can legally engage in cannabis cultivation, processing, or dispensing may be difficult. There is no guarantee that state laws will not be repealed, amended, or overturned, or that local authorities will not limit the applicability of state laws. Until Congress amends or repeals the Controlled Substances Act with respect to cannabis and the President approves such action, federal authorities may enforce current federal law. While, as noted above, the President has directed the Attorney General to prioritize completion of the rescheduling rulemaking process, the federal legal status of cannabis did not change during the period, and any rescheduling remains subject to formal administrative procedures. As of December 31, 2025, cannabis remained in Schedule I, and the proposed rule to transfer cannabis to Schedule III had not been finalized.
Financial Services for Cannabis Industry
The federal status of cannabis has significantly limited state-licensed industry participants' ability to fully access the U.S. banking system and traditional financing sources. These restrictions, combined with the high costs of maintaining licensed and stringently regulated cannabis facilities, substantially increase production costs. Although legislative proposals to create a banking safe harbor have been considered, our sale-leaseback and other real estate solutions continue to be attractive capital options for regulated state operators. In addition, some regional banks and credit unions continued to fill this gap, offering services such as business checking accounts, cash depository, merchant services, and loans. As of December 31, 2025, however, Congress had not enacted federal cannabis banking reform and no comprehensive safe harbor existed.
In addition, for our tenants that are publicly-traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets. Practices vary by firm and may change over time.

Changes in federal posture may also affect insurance underwriting for cannabis-related risks, potentially increasing premiums or exclusions applicable to our properties or tenants. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. While there has been incremental expansion of payments infrastructure and non‑bank solutions, such developments do not eliminate federal legal risk or assure continued availability of services. See “Risk Factors - Risks Related to Regulation.”
Agricultural Regulation
The medical-use and adult-use cannabis properties that we own and are used primarily for cultivation and production of medical-use and adult-use cannabis are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbances, the environment, and eminent domain.
Each governmental jurisdiction has its own distinct laws, ordinances and regulations governing the use of agricultural lands and water. Many such laws, ordinances and regulations seek to regulate water usage and water run off because water can be in limited supply, including in certain locations where our properties are located. In addition, runoff from rain or from irrigation is governed by laws, ordinances and regulations from state, local and federal governments. Additionally, if any of the water used on or running off from our properties flows to any rivers, streams, ponds, the ocean or other waters, there may be specific laws, ordinances and regulations governing the amount of pollutants, including sediments, nutrients and pesticides, that such water may contain.
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
Because properties we own may be used for growing medical-use and adult-use cannabis, there may be other additional land use and zoning regulations at the state or local level that affect our properties that may not apply to other types of agricultural uses. For example, certain states in which our properties are located require stringent security systems at grow facilities and require stringent procedures for disposal of waste materials.
As an owner of cultivation facilities, we may be liable or responsible for the actions or inactions of our tenants with respect to these laws, regulations and ordinances. Lease provisions, indemnities and insurance may mitigate, but not eliminate, this potential exposure.
Environmental Matters
Our properties and the operations are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances. They are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our properties. Although we believe that we and our tenants are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil or criminal penalties or liabilities, including those relating to claims for damages to persons, property or the environment resulting from operations at our properties. Furthermore, many of our properties have been repurposed for regulated cannabis operations, and historically were utilized for other purposes, including heavy industrial uses, which expose us to additional risks associated with historical releases of substances at the properties. We conduct customary environmental diligence at acquisition, which may include Phase I environmental site assessments and, possibly Phase II investigations, if warranted. We also seek to allocate environmental responsibilities to tenants through lease provisions, indemnities and insurance; however, such measures may not eliminate all potential exposure. Future changes in laws, regulations or enforcement priorities, discovery of previously unknown conditions, or tenant noncompliance could require investigation, remediation or other response actions and could result in increased costs or liabilities.
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
REIT Qualification
We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2019. We generally will not be subject to corporate U.S. federal corporate income tax to the extent that we make qualifying distributions to stockholders, and provided that we satisfy, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which our REIT qualification was lost. The failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.
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

Human Capital Resources
As of December 31, 2025, we had seven employees. Our employees are our most valuable asset and critical to our long-term success. We believe we have created an inclusive and engaging work environment, where each person is an integrated member of the team. We meet regularly as a full team, and each member is encouraged to actively participate in a wide range of topics relating to our company’s business activities.
We have a seasoned team with meaningful experience across real estate, cannabis and financial services. We believe that attracting, developing and retaining our team is a high priority. To that end, we offer a competitive compensation program (including salary, bonuses and equity) and benefits package, which include the following:
•Comprehensive health insurance, including medical, dental and vision, at no cost to the employees;
•At least three weeks of paid time off each year for each employee, in addition to Company holidays;
•Supplemental paid family medical leave;
•401(k) plan with a portion matched by the Company;
•Life and Disability insurance;
•Company sponsorship of continuing education courses related to our Company’s business; and
•An employer charitable match program for donations to eligible non-profit 501(c)(3) organizations.
We are proud to be an equal opportunity workplace and employer. We are committed to the principle of equal employment opportunity for all employees and to providing an inclusive work environment free of discrimination and harassment. All employment decisions are based on qualifications, merit and business needs, without regard to race, color, creed, gender, religion, sex, national origin, ancestry, pregnancy, age, marital status, registered domestic partner status, sexual orientation, gender identity, protected medical condition, genetic information, physical or mental disability, veteran status, or any other status protected by the laws or regulations in the locations where we operate. We maintain policies and training intended to support these commitments.
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

•Risks related to our properties’ access to adequate water and power supplies
•Risks related to obtaining various insurance policies
•Risks related to purchase of properties subject to ground leases
•Risks related to making investments in asset classes outside of our core investment strategy
•Risks related to our status as an emerging growth company and smaller reporting company
•Risks related to the Sarbanes-Oxley Act
•Risks related to assets held at financial institutions
•Risks related to artificial intelligence
Risks Related to Regulation
•Risks related to enforcement of federal laws regarding cannabis
•Risks related to regulatory investigations, antitrust litigation, and enforcement actions involving our tenants, including recent state-level actions in Ohio
•Risks related to engaging in operations for the adult-use of cannabis
•Risks related to the potential for new federal, state or local laws
•Risks related to FDA regulation of cannabis
•Risks related to the service of banks and other financial institutions
•Risks related to owners of properties located in close proximity to our properties
•Risks related to changing laws and regulations affecting the regulated cannabis industry
•Risks related to the potential forfeit of assets leased to cannabis businesses
•Risks related to accessing bankruptcy courts
•Risks related to our properties being subject to extensive regulations
Risks Related to Financing Our Business
•Risks related to external sources of capital
•Risks related to significant debt
•Risks related to inflation
•Risks related to interest rate fluctuations
•Risks related to our Revolving Credit Facility
Risks Related to Our Organization and Structure
•Risks related to our senior management
•Risks related to key personnel
•Risks related to certain stockholders’ rights to nominate members of our board
•Risks related to changes to our investment strategies by our board
•Risks related to certain provisions of Maryland law
•Risks related to our authorized but unissued shares of common and preferred stock
•Risks related to severance agreements
•Risks related to our company structure and structurally subordinated rights of payment
•Risks related to our operating partnership issuing additional LPI Units
•Risks related to conflicts of interest between stockholders and holders of LPI Units
•Risks related to limitations on rights to take action against our directors and officers
•Risks related to the difficulty of removing directors
•Risks related to ownership limits which may restrict change in control
•Risks related to operating our business to avoid registration as an investment company
Risks Related to Our Securities
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
We have a very limited number of tenants. As of December 31, 2025, we owned 34 total properties that were leased to 11 tenants. The following represents the percentage of our total annualized rental revenue, which is calculated by annualizing December 2025 monthly base rent for in-place leases in effect as of December 31, 2025, excluding revenue reimbursables, attributable to each tenant: Curaleaf (25.8%); Cresco Labs (14.8%); Trulieve (12.4%); The Cannabist Company (9.2%); C3 Industries, Inc. (8.4%); Calypso Enterprises (8.0%); Acreage (7.2%); Mint (6.7%); CODES (5.9%); PharmaCann (1.3%); and Bud’r (0.3%). During 2025, two tenants (from a total of 13 tenants at the beginning of the year) experienced payment defaults under their leases and subsequently vacated the leased properties, which exposes us to increased tenant credit risk. Lease payment defaults by any of our tenants or a significant decline in the value of any single property could materially and adversely affect our business (including our financial performance and condition). Our lack of tenant diversification also increases the potential that a single underperforming investment or tenant could have a material adverse effect on the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our tenants, including but not limited to the state cannabis markets not developing and growing in ways that we or our tenants projected, or any adverse change in the political climate regarding cannabis where our properties are located, would subject us to a significant risk of loss.
In addition, failure by any of our tenants to comply with the terms of its lease agreement with us could require us to find another lessee for the applicable property. During 2025, as a result of the two tenant defaults described above, three properties became vacant, which exposes us to increased vacancy and re‑leasing risk.We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing that property. Furthermore, we cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss.
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
Some of our tenants and borrower have limited operating histories or significant debt obligations and may be more susceptible to payment and other lease and loan defaults, which could materially and adversely affect our business (including our financial performance and condition).
As of December 31, 2025, our properties were leased to 11 tenants with one loan to one of the Company’s existing tenants. Single tenants currently occupy our properties, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. During 2025, three properties experienced lease payment defaults and were ultimately vacated. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is sometimes little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to, regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis program. As a result, it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our business (including our financial performance and condition).
The cannabis industry is currently experiencing liquidity stress. This environment, compounded by limited access to traditional banking and federal bankruptcy protections, has resulted in one of our tenants, The Cannabist Company, disclosing substantial liquidity challenges. These challenges have led to its election to withhold interest payments on its senior debt, the entry into forbearance agreements with senior lenders, and the divestiture of material assets to satisfy maturing debt obligations. The Cannabist Company leases four of our properties and represents 9% of our 2025 rental revenue. The failure of this tenant, or others in similar positions, to successfully refinance or restructure their debt may result in an inability to satisfy their lease or loan obligations to us, which could materially and adversely affect our business, financial performance, and condition.
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
•construction cost overruns and delays, including those caused by supply chain disruptions and tariffs;
•civil unrest, acts of war, terrorist attacks and natural disasters, including hurricanes, which may result in uninsured or under insured losses;
•decreases in the underlying value of our real estate;
•changes in submarket demographics; and
•changes in traffic patterns.

The rise in interest rates and historically high inflation negatively impacted economic conditions during 2025. Additionally, certain markets in which we own properties experienced declines in wholesale cannabis pricing, which has had an adverse impact on some of our tenant’s financial performance and condition. Our business plans for 2026 and beyond depend on general economic conditions. Periods of economic downturn or recession, rising interest rates, declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which could materially and adversely affect our business (including our financial performance and condition).
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
We target primarily cannabis cultivation and dispensary facilities for acquisition and leasing to licensed operators under triple-net lease agreements. We also target properties owned by established operators or operators that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. In light of the current regulatory landscape regarding cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever changing federal and state regulatory landscape, we may have only a limited number of cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources over time, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our growth prospects.
Our properties are, and are expected to continue to be, geographically concentrated in states that permit cannabis cultivation and dispensing, and we will be subject to social, political and economic risks of doing business in these states.
As of December 31, 2025, we owned 34 properties in 12 states, and we expect that the properties that we acquire in the future will be geographically concentrated in these states and other states that have established cannabis use programs. We focus on states and municipalities where licensed cannabis properties are in high demand and connected to the operating license. Circumstances and developments related to operations in these markets that could materially negatively affect our business (including our financial performance and condition) include, but are not limited to, the following factors:
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
Our real estate assets may be subject to impairment charges.
We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. In the event a tenant defaults or vacates a property, we perform a recoverability test by comparing the carrying value of the property to the estimated future undiscounted cash flows expected to be generated by the asset. These evaluations require significant management judgment and are based on assumptions regarding our ability to re-tenant the property, the anticipated lease term, achievable market rental rates, and any required capital expenditures.

These assumptions are inherently subject to risks and uncertainties, including industry specific factors within the cannabis industry in which all of our tenants operate. The cannabis sector is characterized by regulatory uncertainty, continued federal illegality, limited access to capital, and the underlying economic conditions in the states where our properties are located. Changes in these industry specific factors or broader market conditions may impact our underlying assumptions and lead to a decline in expected undiscounted cash flows. If such factors increase the time required to re-tenant a property, impact the lease term, or reduce the market rental rates achievable upon a vacancy, the carrying amount of the property may no longer be recoverable.

If these changes in assumptions cause the carrying amount of a property to exceed its estimated undiscounted cash flows, we would be required to record an impairment charge to reduce the carrying value to fair value. Any such impairment charge could be material to our results of operations and financial condition.
We have acquired and may continue to acquire dispensaries and enter into leases with licensed operators for those properties, which present additional risks and challenges in comparison to properties for the cultivation and production cannabis.
We have acquired and may continue to acquire cannabis dispensaries and enter into leases with licensed operators for those locations. As of December 31, 2025, 19 of our 34 owned properties were cannabis dispensaries. Cannabis dispensaries entail some risks that are different from risks associated with regulated cannabis cultivation and processing facilities, including but not limited to:
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
As of December 31, 2025, 31 of our 34 properties were leased and these properties are primarily located in limited-license jurisdictions.
Any such noncompliance by our tenants of state and local laws, rules and regulations may also subject us, as the owner of such properties, to potential penalties, fines or other liabilities. Our leases depend on our tenants and our borrower continuously renewing and maintaining all required state and local cannabis licenses and authorizations. If any tenant or our borrower fails to renew or otherwise maintain the licenses or authorizations necessary to conduct its cannabis operations, it may be unable to satisfy its lease payment obligations to us.”
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
We may acquire properties without obtaining title insurance, which could expose us to losses if title defects are later discovered.
In certain acquisitions, we may elect not to obtain title insurance. If a material title defect were to arise with respect to any such property, we could lose some or all of the capital we invested in the property as well as the anticipated returns from that investment..
Competition for the acquisition of properties suitable for the cultivation, production or retail sale of cannabis and alternative financing sources for licensed operators may impede our ability to make acquisitions or increase the cost of these acquisitions, which could materially and adversely affect our growth prospects.
We face significant competition from a diverse mix of market participants, including other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, as well as companies involved in the sale of certain hemp‑derived products (including delta‑8 THC), all of whom may compete with us in our efforts to acquire real estate zoned for regulated cannabis facilities. In some instances, we compete with investors that are not focused on the cannabis industry but have identified value in the same real estate assets. In particular, we face competition from established companies in this industry, including Innovative Industrial Properties, Inc. (the largest publicly traded cannabis‑focused REIT), and local real estate investors, particularly for smaller retail assets. We also face increasing competition from emerging debt funds and business development companies.
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
Changes in federal regulation or policy applicable to cannabis could materially alter the competitive landscape, including by enabling greater access to U.S. capital markets for certain competitors and regulated cannabis operators (for example, listings on major national securities exchanges). Such access could lower competitors’ cost of capital and enhance their ability to acquire properties or offer lease terms that are more attractive than ours. We compete for the acquisition of properties primarily based on their purchase price and lease terms. If competitive pressure causes us to pay higher prices for properties or agree to lease terms that are less favorable to us, our profitability may decrease, and you may experience a lower return on our common stock.
In addition, federal and state actions concerning hemp‑derived cannabinoids continue to evolve. In November 2025, as part of the continuing resolution that reopened the federal government, Congress closed the “hemp loophole” by narrowing the federal definition of hemp and restricting intoxicating hemp‑derived cannabinoids (e.g., Delta‑8‑THC, Delta‑10‑THC, THCA) sold outside state‑regulated channels, with enforcement scheduled to begin November 12, 2026. Industry stakeholders are pursuing either an extension of the implementation date or a federal regulatory framework for certain hemp‑derived THC products, and the ultimate scope, timing, and enforcement approach remain uncertain. These developments could reduce the availability of unregulated intoxicating hemp products that, in some markets, have functioned as substitutes for state‑regulated cannabis, potentially affecting demand for licensed operators and, in turn, tenant performance.

Separately, the federal Farm Bill has been extended and remains subject to future reauthorization. The timing and terms of any new Farm Bill are uncertain, and any federal or state actions whether imposing additional restrictions on hemp‑derived intoxicating cannabinoids, creating a new regulatory framework, or delaying implementation could change competitive dynamics between hemp‑derived products and state‑regulated cannabis. Such changes could adversely impact the performance of our tenants and, as a result, our business, financial condition, and results of operations.

Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us. By way of example, Congress has introduced several proposed bills focused on the regulated cannabis industry, including the MORE Act, the States Act and the Secure and Fair Enforcement Regulation (“SAFER”) Banking Act (the “SAFER Banking Act”). If it became law, the MORE Act, which was passed by the U.S. House of Representatives in December 2020 and for the second time on April 1, 2022, would, among other things, remove cannabis as a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and make available U.S. Small Business Administration funding for regulated cannabis operators. In November 2021, the States Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the U.S. Department of Agriculture, the FDA and certain other federal regulatory agencies, and establish a lower federal excise tax on cannabis products than other current proposals. If it became law, the SAFER Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In September 2023, the Committee on Banking, Housing, and Urban Affairs of the U.S. Senate passed a legislative markup of the SAFE Banking Act, now titled the “SAFER Banking Act,” out of the committee. In December 2023, the States Act was reintroduced for the second time in the U.S. House of Representatives. In 2025, the States 2.0 Act and the Prepare Act were introduced in the U.S. House of Representatives. If any of these or other cannabis related bills in Congress become law, there would be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us, or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.
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

Some of our tenants have been and could be susceptible to receivership and/or bankruptcy, which would affect our ability to generate rents from them and therefore negatively affect our business (including our financial performance and condition).
In addition to the risk of tenants being unable to make regular rent payments, certain of our tenants may depend on debt, which could make them especially susceptible to entering receivership or bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Because cannabis remains illegal under federal law, there is no assurance that federal bankruptcy courts will provide relief for parties who engage in cannabis related businesses. Historically, federal courts have frequently dismissed bankruptcy cases involving cannabis businesses on the basis that the Bankruptcy Code cannot be used to administer assets that would implicate violations of the Controlled Substances Act. Although a limited number of decisions have allowed cases to proceed where there was no ongoing cannabis activity at the time of filing, access to U.S. bankruptcy protection for cannabis operators remains limited and uncertain. As a result, cannabis tenants in financial distress often rely on state law alternatives, including receiverships, assignments for the benefit of creditors, or out of court restructurings, which can provide narrower remedies, vary by state, and extend timelines. In addition, some of our U.S. tenants are owned by Canadian parent companies. Any restructuring of such tenants may involve proceedings under Canadian insolvency regimes, including proceedings under the Companies’ Creditors Arrangement Act, with potential cross border coordination affecting the treatment of leases, timing and recoveries. These factors may increase our recovery risk and could delay or reduce cash flows from impacted properties.
Generally, under bankruptcy law, a tenant who is the subject of bankruptcy proceedings may continue (“assume”) or give up (“reject”) any unexpired lease of non-residential real property. If a bankrupt tenant decides to give up (reject) a lease, any claim for breach of the lease is treated as a general unsecured claim in the tenant’s bankruptcy case, subject to certain exceptions for collateral and guarantees. In the event one of our tenants is permitted to seek bankruptcy protection in the U.S., our general unsecured claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of the lease payments payable under the remaining term of the lease, but in no case more than three years of lease payments. In addition to the cap on our damages for breach of the lease, even if our claim is timely submitted to the bankruptcy court, there is no guarantee that the tenant’s bankruptcy estate would have sufficient funds to satisfy the claims of general unsecured creditors. Finally, a bankruptcy court could re-characterize a net lease transaction as a disguised secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. This would mean our claim in bankruptcy court could be limited to the amount we paid for the property, which could adversely impact our business, including our financial performance and condition. Any bankruptcy, if allowed or entry into receivership, of one of our tenants would result in a loss of lease payments to us, as well as an increase in our costs to carry the property and potential additional costs to re-lease the property.
Our tenants may be subject to Section 280E of the Code because of the nature of their business activities, which could have an adverse impact on their financial condition due to a disallowance of certain tax deductions.
Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by federal law or the law of any state in which such trade or business is conducted.” Because cannabis is currently a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of cannabis products. Our tenants are engaged in the cultivation, processing and sale of cannabis and cannabis-related products, and therefore may be subject to Section 280E of the Code unless and until cannabis is rescheduled to Schedule III. Any such rescheduling may provide prospective relief only. Application of the provisions of Section 280E of the Code to our tenants would result in the disallowance of certain tax deductions, including for depreciation or interest expense, which could have an adverse impact on their respective financial condition and ability to make lease payments to us. Any lease payment defaults by a tenant could adversely affect our business (including our financial performance and condition).
There are significant tax risks related to controlled substances.
The MORE Act of 2022 (H.R. 3617) passed the U.S. House of Representatives by a 220-204 vote on April 1, 2022 and reintroduced in August 2025 in the U.S. House of Representatives but was not enacted into law. The MORE Act would impose an excise tax on the sale or other disposition of cannabis products. Initially, the excise tax rate would be set at the rate of five percent of the product’s sale price for the first two years after the law went into effect. After that, the excise tax rate would increase by one percentage point annually until it increased to eight percent in the fifth year after the law went into effect. The MORE Act would also remove marijuana from the CSA so that state-legal cannabis businesses would no longer be subject to Section 280E of the Code. If enacted into law, it is unclear what specific provisions it would contain and whether this legislation would negatively impact our tenants resulting in lease payment defaults.
Liability for uninsured losses could materially and adversely affect our business (including our financial performance and condition).
While the terms of our leases with our tenants generally require property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, hurricanes, floods and weather-related disasters, and other types of insurance, such as landlord’s rental loss insurance, may be either uninsurable or not insurable on economically viable terms, due in part to our properties’ locations, construction types and concentration on the regulated cannabis industry. In addition, when a property becomes vacant after a tenant default or lease termination, insurance coverage may be more limited, more costly or subject to additional conditions, and in some cases certain coverages may be unavailable unless we satisfy enhanced security or maintenance requirements. Maintaining adequate insurance on vacant properties can therefore be more difficult and may increase our costs or leave us exposed to uninsured losses. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties, which could materially and adversely affect our business (including our financial performance and condition).
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
Indoor cultivation of cannabis requires significant power for growing lights, ventilation, and air conditioning to remove the hot air generated by the growing lights. While outdoor cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that most of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our tenants’ crops and processing capabilities, which could result in their inability to make lease payments to us for our properties. Furthermore, our tenants may be subject to rising utility costs or grid capacity constraints that could limit their operational output or require significant capital expenditures for infrastructure upgrades. If our tenants are unable to secure or afford sufficient power and water resources, their financial performance could be materially impaired, increasing the risk of lease payment defaults. Any lease payment defaults by a tenant could materially and adversely affect our business (including our financial performance and condition).
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
We may face challenges managing rapidly advancing artificial intelligence in our business which could adversely affect our competitive position.

The evolution of artificial intelligence is occurring at a rapid pace. Artificial intelligence may present an opportunity to create meaningful efficiencies and improve our business performance. If we or our tenants or vendors are unable to address artificial intelligence in our business, we could experience a material adverse effect on our consolidated financial position, results of operations, or the market price of our shares. Further, any adoption of artificial intelligence by us or our tenants or vendors may pose new security challenges.
Risks Related to Regulation
Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our tenants to execute our respective business plans.
Cannabis is currently a Schedule I controlled substance under the CSA. Even in those jurisdictions in which cannabis has been legalized at the state level, the possession, distribution, cultivation, manufacture and use of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. U.S. federal law does not differentiate between “medical cannabis,” “retail cannabis,” “adult-use cannabis” and any other designations that state or local law may apply to cannabis. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating federal laws, including those regarding controlled substances, or conspire with another to violate them, and violating the federal cannabis laws is also a predicate for certain other crimes under anti-money laundering laws or the Racketeer Influenced and Corrupt Organizations Act (the “RICO Act”). The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. In December 2025, the Supreme Court declined, in Canna Provisions v. Bondi, to review a major challenge to the CSA’s application to state-legal cannabis businesses, effectively upholding the status quo that the CSA can still be enforced even against intrastate, state-compliant cannabis activity. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

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

President Biden’s Attorney General, Merrick Garland, failed to provide a clear policy directive for the U.S. as it pertains to state-legal cannabis-related activities. However, on October 6, 2022, President Biden granted a full, complete, and unconditional pardon to all current US citizens and lawful permanent residents who committed the offense of simple possession of marijuana in violation of the CSA. He also directed the Secretary of Health and Human Services (“HHS”)

and the Attorney General to conduct an expeditious review of how marijuana is scheduled under federal law, noting that as a Schedule I drug, it has the same classification as heroin and LSD, and even higher than the classification of fentanyl and methamphetamine. President Trump’s recently appointed Attorney General, Pam Bondi, has yet to make an official statement regarding policy directives for the U.S. as it pertains to state-legal cannabis-related activities. However, in September 2024 and again with the December 2025 executive order, President Trump expressed his support for rescheduling cannabis to Schedule III, as well as the SAFE Banking Act and the States Act. Under the Biden administration, in August 2023, the HHS recommended to the DEA that cannabis be reclassified from a Schedule I drug to a Schedule III drug under the CSA. HHS based this recommendation on a FDA review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. The process for reclassification will require DEA approval and likely complex administrative rulemaking proceedings, and it remains unclear how long this process will take and the scope of any final decisions or rules. Further, the impact of such decisions or rules, if any are promulgated, on existing state-regulated cannabis programs remains unclear, including but not limited to FDA and other federal regulatory agency involvement, the impact of such a decision on potential federal legislative reform such as proposals to de-schedule cannabis and provide greater access to capital markets for state-regulated cannabis operators, and the potential entry into the cannabis markets of large, well-capitalized companies as a result of any re-scheduling.
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
However, there is no assurance that Congress will approve inclusion of a similar prohibition in future appropriations bills to prevent DOJ from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. As of January 23, 2026, H.R. 6938 became Public Law 119 74 covering fiscal year 2026 appropriations for Commerce, Justice, Science and related agencies, and the enacted law includes medical cannabis protections in Division A that restrict the Department of Justice from using appropriated funds to interfere with state medical marijuana laws. Future appropriations cycles remain subject to negotiation and may include or exclude similar provisions.
Furthermore, designed as a blocking mechanism, Section 607 would have explicitly prohibited the use of any appropriated funds to reschedule marijuana or remove it from the Controlled Substances Act schedules. If passed, Section 607 would have effectively prevented the Department of Justice and the Drug Enforcement Administration from moving marijuana from Schedule I to Schedule III using funds provided under that act. The final version of H.R. 6938 that became law does not include the Section 607 blocking language, which means the appropriations law does not itself bar the executive branch from proceeding with rescheduling through the administrative process, subject to other applicable requirements.
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
Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memorandum, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. This supplemental guidance was followed by the February 14, 2014 Financial Crimes Enforcement Network

(“FinCEN”) Memorandum outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Although the Sessions Memo rescinded the Cole Memorandum, the FinCEN Memorandum technically remained intact during President Trump’s first administration; however, it is unclear whether his current administration will continue to follow the FinCEN Memorandum. In late 2025, DOJ withdrew certain prior marijuana enforcement guidance, reinforcing that federal prosecutors retain full discretion to enforce the CSA. Public statements by at least one U.S. Attorney emphasized more rigorous enforcement in specific contexts such as conduct on federal property. These developments increase uncertainty even as administrative rescheduling is under consideration. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state, including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change again for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.
Federal prosecutors have significant discretion to investigate and prosecute suspected violations of federal law and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis operations. Enforcement risk is heightened outside state medical programs covered by appropriations riders and in contexts not protected by such riders. Any change in the federal government’s enforcement posture with respect to state-licensed cannabis operations, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in cannabis facilities in the U.S., which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could impact our ability to operate and could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.
Our tenants are subject to significant regulatory scrutiny, antitrust litigation, and enforcement actions, including recent state-level actions in Ohio, which may adversely affect their operations and ability to pay rent.
Regulatory investigations, enforcement actions, and litigation within the cannabis industry may adversely affect our tenants and, as a result, our business. State regulators and attorneys general periodically initiate actions involving cannabis operators, including allegations of anticompetitive conduct and violations of state competition laws. Recently, the Ohio Attorney General initiated an antitrust lawsuit against multiple multistate cannabis operators, asserting claims related to alleged coordinated conduct within that state’s cannabis market. Although we are not a party to such actions, some of our tenants conduct business in jurisdictions where these types of regulatory matters arise.

Regulatory actions of this nature may lead to changes in market structure, adjustments to distribution or purchasing practices, increased compliance costs, operational limitations, or reputational impacts for industry participants. If any tenant is required to modify its operations, experiences reduced profitability, or incurs additional legal or compliance expenses as a result of regulatory scrutiny or litigation, its ability to satisfy its lease obligations could be adversely affected.

Because cannabis regulation continues to evolve across states, future regulatory inquiries, enforcement initiatives, or litigation may occur in jurisdictions where our tenants operate, and outcomes are inherently uncertain. Any such developments that negatively impact tenant financial performance, market access, or operating capacity could, in turn, have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Certain of our tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, and such tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.
Our existing leases at our properties do not, and we expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis operations for adult-use that is permissible under state and local laws where our facilities are located and certain of our tenants are currently engaged in operations in the adult-use cannabis industry, which may subject our tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, jurisdictions that were medical only at the time of acquisition, have since authorized adult-use programs, expanding potential uses of our properties but also exposing tenants to risks not covered by the medical appropriations rider. For example, Arizona, California, Illinois and Massachusetts permit licensed adult-use cannabis operations, and our leases with tenants in those states allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws.
New laws that are adverse to the business of our tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cannabis operations may be modified or eliminated in the future.
We have acquired and are targeting for acquisition properties that are owned by state-licensed cannabis operators. Relevant state or local laws may be amended or repealed, or new laws may be enacted in the future to eliminate existing laws permitting cannabis operations. Notably, in 2025, organized campaigns in at least three states (Arizona, Maine, Massachusetts) began pursuing ballot initiatives aimed at rolling back key components of existing adult-use cannabis laws. These proposals, if they qualified and succeeded, could eliminate or severely restrict the regulated cannabis markets in those states, illustrating the risk that currently favorable state laws may be reversed by voters or legislators. Because cannabis licenses are often location-specific and property improvements are highly specialized, voter-approved rollbacks could materially impair re-tenanting prospects and residual property value.
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
Continued development of the medical-use and adult-use cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated medical-use and adult-use cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the cannabis operations, numerous factors impact the legislative process. For example, many states that voted to legalize medical-use and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. For example, in Virginia, lawmakers legalized adult use possession and limited home cultivation in 2021, but the state did not implement a retail sales framework for several years due to reenactment requirements and subsequent political opposition, including vetoes. In 2026, both chambers passed differing retail sales bills that would establish a regulated market, with proposals targeting sales as early as late 2026, but final enactment and timing remain subject to further legislative action and executive approval. This illustrates that, even in jurisdictions trending toward legalization, political dynamics can delay or derail implementation. . More broadly, no additional states enacted medical or adult‑use cannabis legalization during 2025, which may limit near‑term new‑market expansion opportunities
FDA regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which would directly affect our business (including our financial performance and condition).
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
Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Previous guidance issued by FinCEN clarified how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. However, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the U.S. do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In practice, many card networks also prohibit or restrict cannabis transactions, and merchant acquiring remains limited for plant‑touching operators. Shifts in DOJ enforcement posture can affect bank risk assessments irrespective of the status of FinCEN guidance, and the absence of a statutory safe harbor increases the likelihood that institutions will decline or discontinue cannabis‑related relationships.
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
In addition, in the United States, many clearing houses for major broker-dealer firms have refused to handle securities or settle transactions of companies engaged in cannabis-related business. As a result, certain broker‑dealers limit deposits or settlement of cannabis‑related securities, which can reduce trading liquidity and increase volatility for affected issuers. Similarly, for our tenants that are publicly-traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets.
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
Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business or that of our tenants, and result in a material adverse effect on our operations or that of our tenants. It is also possible that regulations may be enacted in the future that will be directly applicable to our business, or our tenants. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business or our tenants.
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
As of December 31, 2025, we have $7.6 million outstanding on our Revolving Credit Facility. Although we currently have no other outstanding indebtedness, subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to other transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our board of directors may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our Revolving Credit Facility, and may become subject to further interest rate risk in connection with other borrowings or loans we may enter into in the future. During the year, the interest rate on our Revolving Credit Facility shifted from a fixed rate of 5.65% to a floating rate priced at Prime plus 1% following the end of the fixed rate period, and as of December 31, 2025 it bears a variable rate. If interest rates decline, our interest expense on the Revolving Credit Facility would decrease and our cash flows would improve. If interest rates increase, our cost of financing could significantly increase under the Revolving Credit Facility or under other financing arrangements we may enter into in the future. We may seek to mitigate interest rate risk with derivative instruments; however, there can be no assurance that any hedging strategy would be available on acceptable terms, would be cost‑effective, or would offset our exposure to changes in interest rates.
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
We depend upon the efforts, experience, diligence, skill and network of business contacts of our senior management team, and our success will depend on their continued service. The departure of any of our executive officers or key personnel could have a material adverse effect on our business (including our financial performance and condition). If any of our key personnel were to cease their employment, our operating results could suffer. Further, we do not intend to maintain key personnel life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.
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
Our board of directors determine our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and Maryland General Corporation Law (the “MGCL”), our stockholders generally have a right to vote only on the following matters:
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
We are a holding company with no business operations of our own. Our only significant asset is and will be Limited Partnership Units (“LPI Units”) and the general partnership interests in our operating partnership. We conduct, and intend to continue to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy claims of stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses.
Our operating partnership may issue additional LPI Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.
As of the date of this Annual Report on Form 10-K, we are the sole general partner of our operating partnership and own, directly or through subsidiaries, approximately 98% of the outstanding LPI Units. We may, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional LPI Units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because our stockholders will not directly own any interest in our operating partnership, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of LPI Units, which may impede business decisions that could benefit our stockholders.
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
We may face liquidity risks.
Our common stock trades on the OTCQX® Best Market. No assurance can be given as to (i) the likelihood that an active market for common stock will develop and be sustained, (ii) the liquidity of any such market, (iii) the ability of the stockholders to sell their shares or (iv) the prices that stockholders may obtain for any of their shares. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price prevailing from time to time. Sales of substantial amounts of our common stock (including shares of our common stock issued upon the exchange of LPI Units), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.
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
Furthermore, we filed a shelf registration statement, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs. Additionally, we have implemented an At-The-Market Program with two sales agents, enabling us to sell common stock to meet our liquidity needs.
Additionally, from time to time we also may issue shares of our common stock or LPI Units in connection with property acquisitions. We may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common stock or LPI Units, or the perception that these sales could occur, may adversely affect the prevailing market price of our common stock or may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.
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
Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the Controlled Substance Act) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is currently a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of medical-use and adult-use cannabis products. It is not clear if cannabis will be rescheduled to Schedule III, and any such rescheduling may provide prospective relief only. Although we will not be engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use and adult-use cannabis products, we will lease our properties to tenants who will engage in such activities, and therefore our tenants likely will be subject to Section 280E of the Code. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may seek to apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, we would be unable to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to remain qualified as a REIT. Because we are not engaged in the purchase or sale of a controlled substance, we do not believe that we will be subject to the disallowance provisions of Section 280E of the Code, and neither we nor our tax advisors are aware of any tax court cases or guidance from the Service in which a taxpayer not engaged in the purchase or sale of a controlled substance was disallowed deductions under Section 280E of the Code. However, there is no assurance that the Service will not take such a position either currently or in the future.

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
In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning before January 1, 2026) of the value of our total securities can be represented by securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we generally must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
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
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income for our stockholders, which may have adverse consequences on our total return to our stockholders.
Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
Overall, no more than 25% (20% for taxable years beginning before January 1, 2026) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation and, in certain circumstances, other limitations on deductibility may apply. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS will be subject to applicable federal, foreign, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRS will be less than 25% (20% for taxable years beginning before January 1, 2026) of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax.
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
Non-corporate stockholders, including individuals, generally may deduct 20% of “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. If we fail to remain qualified as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us.
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
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We employ a risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats. Our methodologies involve a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems. Our cybersecurity risk management program includes:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, data and our IT environment;
•The use of third-party service providers to assess, test or otherwise assist with aspects of our security controls;
•Cybersecurity awareness training for our employees and senior management through the use of third-party providers for regular mandatory trainings;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•Designing and assess our program using the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as a set of guiding principles.

Our third-party service providers are primarily responsible for the security of their own information technology environments and we rely on third-party service providers to supply and store our sensitive data in a secure manner. All of these third parties face potential risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of these parties' information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws or breaches of their information technology systems, or those which they operate for us, which could have a material adverse effect on our financial condition or results of operations.

Incident Risk

We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – The occurrence of cyber incidents or cyberattacks could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.” We maintain an incident response process that includes escalation criteria for potentially material events, coordination with external advisors where appropriate, and procedures for timely evaluation of disclosure obligations.
Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee receives periodic reports from management on our potential cybersecurity risks and threats and receives presentations on cybersecurity topics. In addition, management oversees and identifies such risks from cybersecurity threats associated with our use of third-party service providers and works collaboratively with our third-party providers to test our systems security processes and prevent, monitor, detect, mediate and remediate cybersecurity threats and incidents, and will report such threats and incidents to the Committee when appropriate. The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

Our Chief Executive Officer, Anthony Coniglio, leads our cybersecurity risk assessment and management processes. Previously, Mr. Coniglio was the Chief Executive Officer of Primary Capital Mortgage Company (“PCM”), a residential mortgage company, where he was responsible for overseeing information technology, including cybersecurity, for the highly regulated business. Mr. Coniglio currently serves on the board of St. Mary’s Hospital for Children, as chair of the IT & cybersecurity committee and as chair of the audit committee.

Mr. Coniglio oversees the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents. Since 2021, we have retained a third-party information technology provider to develop and maintain our information technology infrastructure, cloud network, and assist in the development of cybersecurity and information technology policies. Our third-party provider is independently examined under the MSPAlliance® Cyber Verify program.

Management plays a key role in incorporating cybersecurity risk considerations into our broader risk management framework and ensuring that essential priorities are communicated to the appropriate personnel. Management is responsible for approving cybersecurity processes, reviewing cybersecurity assessments and other cybersecurity-related matters, and responding to cybersecurity incidents, including reporting cybersecurity incidents to the Committee as described above. Our management team also evaluates the potential impact of cybersecurity incidents. If any such incidents occur, management’s evaluation considers factors such as the nature. scope and materiality of the incident, and its effects on the Company’s operations.

As of the date of this Annual Report on Form 10-K, we have not identified of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES
Our Properties
We seek to acquire specialized real estate assets used for cultivation and processing of cannabis, as well as retail dispensaries that are strategic profit centers for our tenants and are well positioned for the regulatory evolution of the industry. These licensed facilities are critical components of the cannabis industry, particularly in limited-license jurisdictions. As of December 31, 2025, we owned 34 properties comprised of 19 dispensaries and 15 cultivation facilities that are primarily leased to state-licensed cannabis operators, with a weighted average remaining lease term of approximately 12.09 years. Based on invested capital, as of December 31, 2025, our portfolio was comprised of approximately 90.8% cultivation facilities and 9.2% dispensaries.
As of December 31, 2025, we had aggregate unfunded commitments to invest $0.4 million for the development and improvement of our existing dispensary in Ohio. We define these improvement allowances as a commitment pursuant to our lease with the tenant to fund alterations, additions or improvements to the premises. Our leases are generally structured to disburse capital over specified periods of time. The leases also generally contain certain provisions that require tenants to pay rent on the full amount of capital under each lease, whether or not disbursed.

Existing Portfolio. The table below sets forth our property portfolio as of December 31, 2025 (in thousands, except square feet):

Property Type	State	Tenant		Rentable Square Feet(1)	Investment in Real Estate(2)	Real Estate Construction in Progress	Total Real Estate	In-Place Lease Intangible Assets(3)	Total Investment
Cultivation	Florida	Curaleaf		417,350	$75,983	$—	$75,983	$—	$75,983
Cultivation	Illinois	Cresco Labs		222,455	50,732	—	50,732	—	50,732
Cultivation	Massachusetts	Vacant		145,852	42,860	—	42,860	—	42,860
Cultivation	Pennsylvania	Trulieve		144,602	44,270	—	44,270	12,331	56,601
Cultivation	Arizona	Mint		100,758	21,810	—	21,810	—	21,810
Cultivation	Pennsylvania	Calypso Enterprises		99,200	32,013	—	32,013	—	32,013
Cultivation	Missouri	C3 Industries		94,570	29,017	—	29,017	—	29,017
Cultivation	Missouri	CODES		81,808	21,101	—	21,101	—	21,101
Cultivation	Connecticut	C3 Industries	(4)	58,436	4,974	—	4,974	—	4,974
Cultivation	Nevada	Vacant		56,536	13,579	—	13,579	—	13,579
Cultivation	Massachusetts	The Cannabist Company		38,890	13,826	—	13,826	4,120	17,946
Cultivation	Massachusetts	Acreage		38,380	9,791	—	9,791	—	9,791
Cultivation	Pennsylvania	Vacant		38,031	15,278	—	15,278	—	15,278
Cultivation	Illinois	The Cannabist Company		32,802	11,361	—	11,361	3,106	14,467
Cultivation	Pennsylvania	Acreage		30,625	10,161	—	10,161	—	10,161
Dispensary	Connecticut	Curaleaf		11,181	2,930	—	2,930	441	3,371
Dispensary	Massachusetts	PharmaCann		11,116	2,112	—	2,112	363	2,475
Dispensary	Arkansas	CODES		7,592	2,157	—	2,157	320	2,477
Dispensary	Ohio	Curaleaf		7,200	3,353	—	3,353	582	3,935
Dispensary	Illinois	Curaleaf		6,100	1,734	—	1,734	257	1,991
Dispensary	Ohio	Cresco Labs		5,806	990		990	—	990
Dispensary	Ohio	Cresco Labs		5,216	500	—	500	—	500
Dispensary	Illinois	Curaleaf		5,040	3,362	—	3,362	575	3,937
Dispensary	Illinois	The Cannabist Company		4,736	1,215	—	1,215	206	1,421
Dispensary	North Dakota	Curaleaf		4,590	2,174	—	2,174	355	2,529
Dispensary	Massachusetts	The Cannabist Company		4,290	2,320	—	2,320	373	2,693
Dispensary	Pennsylvania	Curaleaf		4,167	950	—	950	—	950
Dispensary	Ohio	PharmaCann		3,735	1,550	—	1,550	—	1,550
Dispensary	Pennsylvania	Curaleaf		3,500	2,226	—	2,226	369	2,595
Dispensary	Pennsylvania	PharmaCann		3,481	1,315	—	1,315	256	1,571
Dispensary	Connecticut	Bud'r		2,872	929	—	929	—	929
Dispensary	California	The Cannabist Company		2,470	3,774	—	3,774	1,071	4,845
Dispensary	Pennsylvania	Curaleaf		1,968	1,918	—	1,918	320	2,238
Dispensary	Illinois	Curaleaf		1,851	594	—	594	98	692
Total				1,697,206	$432,859	$—	$432,859	$25,143	$458,002
(1) Includes estimated rentable square feet at completion of construction.
(2) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price) and building and improvement commitments funded, if any, as of December 31, 2025. Excludes building and improvement commitments not funded as of December 31, 2025.
(3) Represents gross In-Place Intangibles at acquisition. Does not include accumulated amortization.
(4) This property is classified as Real Estate Held for Sale as of December 31, 2025, in the accompanying Consolidated Balance Sheet.

The following table sets forth a summary of the lease expirations for leases in place as of December 31, 2025 for each of the ten full calendar years beginning January 1, 2026. The information set forth in the table does not assume exercise of renewal options by tenants (square footage and annualized base rent in thousands).

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% of Portfolio Net Rentable Square Feet	Annualized Base Rent(1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot(2)
2026	—	—	—%	$—	—%	$—
2027	—	—	—%	—	—%	—
2028	—	—	—%	—	—%	—
2029	3	11,496	0.8%	899	1.9%	78.24
2030	—	—	—%	—	—%	—
2031	2	14,597	1.0%	421	0.9%	28.83
2032	7	39,392	2.7%	1,657	3.5%	42.07
2033	2	9,630	0.7%	600	1.3%	62.29
2034	6	445,788	30.6%	16,285	34.8%	36.53
2035	2	11,022	0.8%	86	0.2%	7.83
Thereafter	9	924,862	63.5%	26,827	57.4%	29.01
Total/Weighted Average(3)	31	1,456,787	100.0%	$46,776	100.0%	$32.11
(1) Annualized base rent is calculated by multiplying (i) contractual rental income (including base rent and fees, and excluding reimbursable revenues) for the month ended December 31, 2025, by (ii) 12.
(2) Annualized base rent per leased square foot is calculated by dividing (i) annualized contractual rental income (including base rent and fees, and excluding reimbursable revenues) by (ii) net rentable square feet. Amounts may not recalculate due to rounding.
(3) Includes one lease at a property that was classified as real estate held for sale as of December 31, 2025, since the tenant continued to operate under the existing lease as of December 31, 2025. Does not include three properties which were vacant as of December 31, 2025, since there were no active leases associated with the vacant properties as of December 31, 2025.
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

As of December 31, 2025, we owned 34 properties, of which 31 were leased to 11 tenants and three were vacant. The following presents the tenant leased properties as of December 31, 2025 (dollars in thousands).

Tenant(1)		Total Investment(2)(3)	Number of Leases	Percentage of Annualized Rental Income(4)
Curaleaf		$98,221	10	25.8%
Trulieve		56,601	1	12.4%
Cresco		52,223	3	14.8%
Acreage		19,952	2	7.2%
The Cannabist Company		41,372	5	9.2%
C3 Industries	(5)	33,990	2	8.4%
Mint		21,810	1	6.7%
Calypso Enterprises		32,013	1	8.0%
CODES		23,578	2	5.9%
PharmaCann		5,596	3	1.3%
Bud'r		929	1	0.3%
Total		$386,285	31	100.0%
(1) Lease may be with a subsidiary of this entity, for which this entity or an affiliate is a guarantor.
(2) Includes the purchase price (and in some cases, transaction costs that have been capitalized into the purchase price), gross In-Place Lease Intangible Assets and building and improvement commitments funded, if any, as of December 31, 2025. Excludes building and improvement commitments not funded as of December 31, 2025.
(3) Total Investment does not include three vacant properties with an aggregate total investment of approximately $71.7 million.
(4) Annualized Rental Income is calculated by multiplying (i) contractual rental income (including base rent and fee, and excluding reimbursable revenues) for the month ended December 31, 2025, by (ii) 12.
(5) Includes one property classified as real estate held for sale since the tenant continued to operate under the existing lease as of December 31, 2025.
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
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2025, we were not a party to any material legal proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.
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
Shareholder Information
As of December 31, 2025, there were 189 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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

The Company did not repurchase any shares under the stock repurchase program during the year ended December 31, 2025.

The following is a summary of common shares repurchased:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs(1)
October 1, 2025 - October 31, 2025	—	—	—	$8,193,910
November 1, 2025 - November 30, 2025	—	—	—	$8,193,910
December 1, 2025 - December 31, 2025	—	—	—	$8,193,910
Total for the three months ended December 31, 2025	—	—	—
(1) Relates to the remaining availability under the Company’s Stock Repuchase Program.
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
We were incorporated in Maryland on April 9, 2019. We conduct our business through a traditional umbrella partnership REIT structure, in which properties are owned by an operating partnership, directly or through subsidiaries. We are the sole general partner of our operating partnership and currently own approximately 98% of the Limited Partnership Interest (“LPI Units”). We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019 and intend to operate our business so as to continue to qualify as a REIT.
As of December 31, 2025, we owned 34 properties across 12 states, consisting of 19 dispensaries and 15 cultivation facilities. The 34 properties included 31 properties leased to 11 state-licensed operators and 3 properties which were vacant.

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
We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.2 billion (subject to adjustment for inflation), (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period or (iv) the last day of the fiscal year ending December 31, 2026, following the fifth anniversary of our initial public offering.
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
Additionally, our results are impacted by the financial condition of our tenants. While our portfolio is anchored by several large multi-state operators, the broader cannabis sector is navigating an environment with significant upcoming debt maturities. This industry-wide liquidity stress may impact the financial flexibility of certain of our tenants, potentially affecting their ability to meet lease obligations and leading to payment defaults or the necessity for lease restructurings. Refer to Item 1A. Risk Factors for risks associated with our tenants.
Rental Income
We generate rental income from real estate properties we own and from properties we may acquire in the future. The level and stability of rental income are influenced by a number of factors, including:Leasing activity and terms. Our ability to enter into new leases at market rents, including annual rent increases, and to renew or re‑lease properties at expiration.
•Tenant performance and rent collection. Collections primarily relate to tenants’ and guarantors’ financial condition and their ability to make rent payments on time.
•Industry and regulatory conditions. Our tenants operate in the cannabis industry. Changes in state or local laws, or in their interpretation or enforcement, may impair our ability to renew or re‑lease properties and tenants’ ability to fulfill lease obligations, which could adversely affect our ability to maintain or increase rental rates.
•Tenant operating history. Certain tenants have limited operating histories and may be more susceptible to payment or other lease defaults. Accordingly, our operating results may be influenced by the financial performance and creditworthiness of our tenants.
For the year ended December 31, 2025, all rental income was derived from triple‑net leases. Under these leases, tenants are generally responsible for real estate taxes, insurance, maintenance and utilities, and most leases include a parent or affiliate guaranty. During 2025, we had rental agreements with 13 tenants. Two tenants defaulted on their lease agreements, which resulted in three properties being vacated prior to year‑end. At December 31, 2025, we had 11 tenants. We are actively pursuing re‑lease of the three properties vacated by two tenants in default.
Financial Performance and Condition of Our Tenants
Condition of Our Tenants
Tenant Defaults
Pottsville, PA and Sparks, NV Cultivation Facilities
On July 30, 2025, AYR Wellness, Inc. (“AYR”), which operated at two of our properties located in Pottsville, PA and Sparks, NV, announced that it had entered into a restructuring support agreement with its senior noteholders. Under the restructuring support agreement, certain AYR assets and operations will be acquired by the senior noteholders, while the remaining assets and operations, including those at our leased properties, are to be sold or wound down.
The cultivation properties leased to AYR accounted for approximately 5.3% of our rental income for the year ended December 31, 2025. AYR satisfied its rent obligations through July 2025; however, beginning in August 2025 through the end of the year, no rent was received for our Pottsville, PA and Sparks, NV cultivation properties, which AYR vacated during the third quarter of 2025. We applied AYR’s security deposits totaling approximately $913.5 thousand toward unpaid rent for the Pottsville and Sparks properties during the third and fourth quarters of 2025. As of December 31, 2025, the security deposits had been fully applied across both properties. We are actively working to re‑lease the properties.
Fitchburg, MA Cultivation Facility
Revolutionary Clinics, Inc. (“Revolutionary Clinics”) which leased the Company’s Fitchburg, MA cultivation property, experienced operational challenges that impaired its ability to meet contractual rent obligations. Beginning in June 2024 through December 2024, Revolutionary Clinics remitted approximately 50% of rent due. On December 13, 2024, Revolutionary Clinic entered into receivership. In the first quarter of 2025, we entered into a stipulation agreement with the court-appointed receiver to receive 50% of contractual monthly rent on a weekly basis, along with weekly reimbursements for certain delinquent real estate taxes and utilities previously paid by us until the property was vacated and operations ceased. In July 2025, Revolutionary Clinics vacated the property, and rental payments ceased. We have engaged a broker and are actively working to re-lease property.
Lease Modification
In October 2025, we amended our lease agreements with C3 Industries (“C3”). Under the amended Hartford, CT lease, we agreed to pursue a sale of the Hartford, CT property. In connection with that agreement, C3 is required to reimburse us for any shortfall if sale proceeds are less than our investment basis. Conversely, if sale proceeds exceed our basis, a portion of the excess will be paid to C3 as reimbursement for its investment in the property. C3 will continue to pay monthly base rent through the sale date. Upon completion of the sale, a portion of the rent previously allocated to the Hartford, CT property will be reallocated to the Missouri lease to compensate us for a portion of the income no longer received from Hartford, CT property. C3 will continue to pay incremental rent under the Missouri lease until we invest in new properties with C3 pursuant to our right‑of‑first‑refusal agreement.

See Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional factors that may impact our operating results.
2025 Financial Markets Update
During the year ended December 31, 2025, financial markets continued to experience volatility amid persistent macroeconomic uncertainty. Early-year optimism around potential monetary easing gave way to renewed concerns over inflation, trade policy instability, and geopolitical tensions. Equity indices delivered mixed performance, and credit markets remained contained.
Following a cumulative 100 basis point reduction in interest rates during the second half of 2024, recessionary concerns intensified during 2025, driven by declining consumer confidence, persistent inflationary pressures, and unpredictable trade and tariff developments. These headwinds prompted businesses and investors to adopt more conservative financial strategies, with increased emphasis on liquidity and risk management. In response to signs of labor market softening, moderating inflation, and tightening credit conditions, the Federal Reserve implemented a cumulative 75 basis point reduction during the second half of 2025. The prime lending rate remained elevated for most of 2025, which provided limited relief to borrowers. Capital availability remains tight particularly for emerging and specialized sectors such as cannabis. Many operators across the industry continue to face margin compression and debt strain, with billions in loans maturing by 2026 and limited access to refinancing options.

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

Regulatory Environment - Industry Impacts

As discussed in “Item 1 Business”, the federal rescheduling process remained pending at year‑end 2025. Within this environment, capital‑markets conditions for state‑regulated operators were mixed. Several large public MSOs completed significant refinancings or maturity extensions during 2025 and early 2026, including transactions extending maturities to 2029–2030, indicating selective access to credit despite elevated coupons. At the same time, industry coverage highlighted ongoing credit stress among certain operators and a wave of maturities through 2026 that has pressured parts of the sector. We continue to monitor tenant credit conditions and capital‑market dynamics for potential effects on our tenants and rent collections.
Inflation and Supply Chain Constraints
During the year ended December 31, 2025, inflation showed signs of easing but remained elevated, with the Consumer Price Index increasing approximately 2.68% for the year. While this reflects a slight decrease from the 2.89% increase recorded in 2024, inflation continued to exceed the Federal Reserve’s long‑term 2% target, contributing to higher costs across labor, materials and services.
Inflation has increased operating costs for state‑regulated cannabis operators, including higher wages and rising prices for cultivation inputs such as fertilizers, nutrients and specialized equipment. Development and redevelopment projects have remained capital‑intensive due to elevated material costs and evolving regulatory requirements. Although global supply chains have generally stabilized, operators continue to experience delays in accessing specialized equipment required for cultivation and processing facilities.
These pressures have been compounded by geopolitical tensions and shifting trade policies, which have contributed to uncertainty in input pricing and the timing of capital projects. As a result, many cannabis businesses continue to experience higher capital requirements and delays in project starts or completions. We continue to monitor inflationary and supply‑chain conditions and their potential effects on our tenants and investment commitments.
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
Investments in Real Estate
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
Lease Classification
Lease classification for leases under which we are the lessor are evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to us at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable. The determination of lease classification requires the calculation of the rate implicit in the lease or the use of an appropriate capitalization rate which requires significant judgment.
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
Operating leases where the minimum lease payments are not reasonably predictable are recognized on a cash basis. The collectability criteria for our operating leases is assessed quarterly on an individual basis, incorporating several financial metrics, which include but are not limited to, free cash flow, profitability, debt profile and federal tax liability. In our assessment, we also consider the impact of federal regulatory uncertainty and state regulatory challenges in the cannabis industry, including the fact that cannabis remains illegal under federal law. These environmental factors are significant in our assessment of collectability of lease payments given the pervasive impacts on our tenants' financial performance and ability to continue as a going concern. Based on this assessment, we determined collectability of rent for each of our tenants is uncertain and rental income was recorded on a cash basis. We will continue to assess quarterly the collectability of lease payments for each tenant as required by ASC 842.
Financial Instruments - Credit Losses
We adopted ASC 326, Financial Instruments - Credit Losses ("CECL") on January 1, 2023. The CECL expected loss model requires an allowance for all expected credit losses for the life of a loan be recognized when the loan is either originated or acquired. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial asset(s) to present the net amount expected to be collected on the financial asset(s). At each reporting period, we will update the estimate and adjust the allowance for credit losses accordingly. Increases in the allowance are recorded through net income as credit loss expense. Decreases in the allowance are recorded through net income as a reversal of credit loss expense. This standard does not specify a specific measurement technique for estimating expected credit losses and the approach used to estimate credit losses requires judgment. We generally use a discounted cash flow model approach to determine the credit loss. Determining the appropriate discount rate that reflects the risk inherent in future cash flow requires significant judgment. If the discount rates differ significantly from our estimates, the provision for current credit loss could be materially affected.
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

2025 Highlights
Investment Activity
Real Estate Acquisitions
During the year ended December 31, 2025, we acquired three dispensaries for approximately $1.7 million and committed to fund approximately $1.1 million in improvements (refer to the 2025 Improvement Allowances table below for details).
The following table presents our investment activity for the year ended December 31, 2025 (in thousands):

Tenant		Market	Site Type	Closing Date	Real Estate Acquisition Costs
Cresco Labs		Ohio	Dispensary	February 19, 2025	$285
Cresco Labs		Ohio	Dispensary	April 25, 2025	500
Curaleaf	(1)	Pennsylvania	Dispensary	June 12, 2025	950	‘(3)
Total					$1,735
(1) This dispensary was acquired through a like-kind exchange and was recorded at its fair value. For further details, refer to the “2025 Disposition” section below.
Improvements Allowances
During the year ended December 31, 2025, we funded approximately $0.7 million towards our committed improvement allowance at a dispensary in Ohio.
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Cresco Labs	Ohio	Dispensary	February 19, 2025	$705	$—
Cresco Labs	Ohio	Dispensary	April 25, 2025	—	375
Total				$705	$375
Disposal of Real Estate
On June 12, 2025 we completed a deed-for-deed like-kind exchange with Curaleaf, involving the transfer of its dispensary located in Mokena, IL for a dispensary located in Brookville, PA. The transaction was structured as a nonmonetary exchange with no cash consideration. Upon completion of the exchange, the Brookville property we received was leased to an existing tenant under a new operating lease. The Brookville dispensary was recorded at its fair value of $950 thousand and we recognized a de minimis loss on the exchange. For additional details, refer to the acquisition summary in the table above.
Real Estate Held for Sale

In November 2025, we entered into an agreement with a broker to market our Hartford, Connecticut property for sale which is leased to C3 Industries (“C3”). The property has a carrying amount of approximately $4.8 million and is available for immediate sale in its present condition. Management has committed to a plan to sell the asset and expects the sale to be completed within one year. Accordingly, the property meets the criteria for held-for-sale classification and is presented as “Real Estate Held for Sale” in the accompanying consolidated balance sheet.

In accordance with ASC 360, long-lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. In connection with the planned sale, we are entitled to receive make-whole protection under the terms of the tenant’s lease arrangement. If the ultimate sale proceeds are less than our investment basis, the tenant is required to reimburse us for the shortfall. Any such reimbursement, if realized, will be recognized when the sale is completed and the amount becomes determinable. Based on the make-whole protection and management’s current estimate of fair value less costs to sell, we are reporting the property at its carrying amount, and therefore no impairment loss has been recognized.
Capital Markets Activity
Dividends
During the year ended December 31, 2025, the Company’s board of directors declared cash dividends totaling $1.72 per share of common stock.
Results of Operations
General
During the year ended December 31, 2025, we derived substantially all our revenue from rents received from single tenants at each of our 34 properties, all of which are under triple-net leases. As of December 31, 2025, our portfolio remains conservatively leveraged, with only $7.6 million outstanding under our Revolving Credit Facility. Additionally, we maintained low general and administrative expenses with an annual expense ratio of 1.4% of total assets.

Comparison of the Year Ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,		Increase/(Decrease)
	2025	2024	2025 vs 2024

Revenue:
Rental Income	$49,537	$48,926	$611
Interest Income from Loans	545	533	12
Fees and Reimbursables	989	672	317
Total Revenue	51,071	50,131	940

Expenses:
Reimbursable Property Expenses	811	239	572
Property Carrying Costs	379	—	379
Depreciation and Amortization Expense	15,520	14,713	807
General and Administrative Expenses:
Compensation Expense	3,768	4,675	(907)
Professional Fees	1,424	1,506	(82)
Other General and Administrative Expenses	1,929	1,733	196
Total General and Administrative Expenses	7,121	7,914	(793)
Total Expenses	23,831	22,866	965

Loss on Sale of Real Estate	(34)	—	(34)
Provision for Current Expected Credit Loss	45	51	(6)
Impairment Loss on Warrants	—	(522)	522

Income From Operations	27,251	26,794	457

Other Income (Expense):
Other Income	357	354	3
Interest Expense	(839)	(565)	(274)
Total Other Income (Expense)	(482)	(211)	(271)

Net Income	26,769	26,583	186

Net Income Attributable to Noncontrolling Interests	(451)	(468)	17

Net Income Attributable to Common Stockholders	$26,318	$26,115	$203

Revenues
Rental Income
Rental income for the year ended December 31, 2025 increased by approximately $0.6 million, to approximately $49.5 million, compared to approximately $48.9 million for the year ended December 31, 2024. The increase in rental income was primarily attributable to:
•A full year of rental income in 2025 from the purchase of a cultivation facility in Connecticut in May 2024, which generated an increase of approximately $0.2 million of rental income during the year ended December 31, 2025.
•Approximately $0.1 million of rental income from the acquisition of two dispensaries in Ohio that we purchased during the year ended December 31, 2025.
•Funding of improvement allowances at our Arizona, Connecticut, Missouri and Pennsylvania cultivation facilities, which generated approximately $0.6 million of additional rental income during the year ended December 31, 2025.
•Annual rent escalations on our portfolio, which generated an increase of approximately $1.1 million in rental income during the year ended December 31, 2025.
The increases in rental income during 2025 described above were offset by a decline in rental income primarily attributable to:
•Revolutionary Clinics vacated the Fitchburg property in July 2025 after paying only 50% of its contractual rent from June 2024 through the date of vacancy. This resulted in an approximate decline of $1.1 million in rental revenue compared to 2024. Beginning in June 2024, the tenant experienced significant operational challenges that impaired its ability to meet its full rent obligations. These challenges escalated, and in December 2024 the tenant entered receivership, which ultimately led to its departure from the property in 2025. For further information refer to Note 4 - "Leases.”of the accompanying consolidated financial statements.
•Rental income from our two cultivation facilities leased to AYR declined by approximately $0.3 million compared to 2024. AYR remained current on its rent obligations through July 2025; however, beginning in August 2025 and continuing through year‑end, the Company did not receive rent for the Pottsville, PA or Sparks, NV properties. AYR vacated both properties during the third quarter of 2025. In accordance with the lease terms, the Company applied AYR’s security deposits of approximately $0.9 million, which covered rent for August through October 2025 and partially covered rent for November 2025.
Interest Income from Loans
Interest income from loans increased slightly due to the annual rate adjustment on our one $5.0 million loan receivable.
Fees and Reimbursables
Fees and reimbursables for the year ended December 31, 2025 increased by approximately $0.3 million, to approximately $1.0 million, compared to approximately $0.7 million for the year ended December 31, 2024, due to timing of revenue reimbursements year over year.
Expenses
Reimbursable Property Expenses
During the year ended December 31, 2025, reimbursable property expenses increased by approximately $0.6 million to approximately $0.8 million, compared to $0.2 million for the year ended December 31, 2024. Reimbursable property expenses is mainly attributable to real estate taxes, insurance and utility payments primarily made on behalf of three tenants. In certain circumstances we will pay for certain expenses on behalf of the tenant with the tenant being obligated to reimburse us. However, timing differences may cause the recognition of expenses and corresponding reimbursement income to vary between periods.
Property Carrying Costs
Property carrying costs represent expenses incurred to maintain vacant or partially vacant properties in a condition suitable for re‑leasing. These costs generally include real estate taxes, utilities, property management fees, security, and other operating expenses necessary to keep the properties functional and marketable. The Company did not incur any property carrying costs in 2024, as all properties were fully leased during that period. For the year ended December 31, 2025, the Company incurred approximately $0.4 million in property carrying costs across three properties that were vacated during 2025: (i) our Fitchburg, Massachusetts property, which was vacated by Revolutionary Clinics in July 2025; (ii) our Pottsville, Pennsylvania property, which was vacated by AYR in August 2025; and (iii) our Sparks, Nevada property, which was also vacated by AYR in August 2025.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2025, increased by approximately $0.8 million to approximately $15.5 million, compared to $14.7 million for the year ended December 31, 2024. The increase in depreciation was primarily attributable to: (i) a full year of depreciation in 2025 on improvements placed into service during 2024 totaling approximately $37.3 million related to four cultivation facilities; (ii) approximately $2.7 million of improvements placed into service during 2025 related to two cultivation facilities and one dispensary; (iii) 2025 acquisitions of two dispensaries, contributing approximately $0.5 million in depreciable assets; and (iv) a full year of depreciation in 2025 on a 2024 acquisition of a cultivation facility, contributing approximately $3.7 million in depreciable assets. These depreciation increases were partially offset by a decrease of approximately $0.2 million in depreciable assets, which became fully depreciated during the year ended December 31, 2025.
General and Administrative Expenses
Total general and administrative expenses for the year ended December 31, 2025 decreased by approximately $0.8 million, to approximately $7.1 million, compared to approximately $7.9 million for the year ended December 31, 2024. The decrease in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes salaries for directors, employees and officers, as well as stock-based compensation. For the year ended December 31, 2025, compensation expense decreased by approximately $0.9 million to approximately $3.8 million, compared to approximately $4.7 million for the year ended December 31, 2024. The decrease was primarily driven by an employee resignation, resulting in reduced salary, bonus accruals and stock-based compensation.
Professional Fees
Total professional fees were relatively consistent year over year, decreasing slightly by approximately $0.1 million to $1.4 million for the year ended December 31, 2025, compared to $1.5 million for the prior year. The modest decline reflects ordinary period‑to‑period fluctuations in legal and audit fees.
Other General and Administrative Expenses
Other general and administrative expenses remained relatively flat year over year. These expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses.
Loss on Sale of Real Estate
The loss on sale of real estate during 2025 was recognized in connection with the Mokena/Brookville like-kind exchange, reflecting the difference between the carrying value of the Mokena property and the fair value of the Brookville property received.

Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively flat year over year.
Impairment Loss on Warrants
On December 13, 2024, Revolutionary Clinics entered into receivership. Based on our impairment assessments, we determined that the investment in warrants was impaired due to the significant concerns about Revolutionary Clinics' ability to continue as a going concern raised by the receivership (See “Note 10 - Warrants” for further information). As a result, we recorded an impairment loss on warrants of $522 thousand for the year ended December 31, 2024.
Other Income (Expense)
Other Income
Other income, which is primarily comprised of interest income remained relatively flat year over year.
Interest Expense
Interest expense for the year ended December 31, 2025, increased by approximately $0.2 million, to approximately $0.8 million compared to approximately $0.6 million for the year ended December 31, 2024. This increase primarily reflects higher borrowing costs under our Revolving Credit Facility which transitioned from a fixed rate of 5.65% to a variable interest rate of Prime plus 1% effective May 6, 2025. The interest rate on the Revolving Credit Facility as of December 31, 2025 was 7.75%.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the year ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024

Net Income Attributable to Common Stockholders	$26,318	$26,115
Net Income Attributable to Noncontrolling Interests	451	468
Net Income	26,769	26,583

Adjustments:
Real Estate Depreciation and Amortization	15,502	14,695
Loss on Sale of Real Estate	34	—
FFO Attributable to Common Stockholders - Diluted	42,305	41,278
Impairment Loss on Warrants	—	522
Non-cash Write-off of Deferred Offering Costs	233	—
Provision for current expected credit loss	(45)	(51)
Stock-Based Compensation	1,066	1,674
Non-Cash Interest Expense	269	269
Amortization of Straight-Line Rent Expense	(5)	(3)
AFFO Attributable to Common Stockholders - Diluted	$43,823	$43,689
Liquidity and Capital Resources
Our primary liquidity requirements include the payment of dividends to our shareholders, distributions to holders of LPI Units (“LPI Unitholders”), general and administrative expenses, debt service obligations, capital expenditures related to our existing portfolio, and funding for acquisitions and unfunded improvement commitments. We expect to meet these obligations through a combination of cash flows generated from operations, borrowings under our Revolving Credit Facility, and access to the capital markets, including issuances under our at‑the‑market (“ATM”) equity program, subject to market conditions. Where appropriate, we may also issue LPI Units as consideration for property acquisitions to facilitate tax‑deferred transactions for sellers.
As of December 31, 2025, our liquidity totaled $23.9 million of cash and cash equivalents and $82.4 million available on our Revolving Credit Facility, subject to sufficient collateral in the borrowing base. Additionally, the ATM Program allows us to raise capital up to $50.0 million. While we believe these sources of liquidity are adequate to support our near‑term needs, there can be no assurance that such sources will remain available to us on terms acceptable or in amounts sufficient to meet our future requirements.
In May 2025, the interest rate on our Revolving Credit Facility transitioned from a fixed rate of 5.65% to a variable rate of prime plus 1.00%. As of December 31, 2025, we had $7.6 million outstanding under the facility. Given the relatively low outstanding balance, the impact of the rate change on our interest expense and liquidity during the year was not significant. Based on our current level of borrowings and the absence of any near‑term debt maturities, we do not expect changes in market interest rates to materially affect our liquidity position in the near term.
Based on our current projections, we believe that cash flows from continuing operations over the next twelve months, together with existing cash on hand and available borrowing capacity, will be sufficient to fund our operating activities, pay dividends to shareholders, make required distributions to LPI Unitholders, and service our debt obligations. Acquisitions and unfunded improvement allowance costs may require funding from borrowings, equity issuance and/or issuances of LPI Units. We may utilize a combination of these sources depending on market conditions and capital availability.

Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Net Cash Provided by Operating Activities	$42,461	$43,349
Net Cash Used in Investing Activities	$(1,490)	$(19,135)
Net Cash Used in Financing Activities	$(37,247)	$(29,844)
Cash and Cash Equivalents - End of Year	$23,937	$20,213
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the years ended December 31, 2025 and 2024 were approximately $42.5 million and approximately $43.3 million, respectively. Net cash flows provided by operating activities for the years ended December 31, 2025 and 2024 were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses and property carrying costs.
Cash Used in Investing Activities:
Net cash used in investing activities for the years ended December 31, 2025 and 2024 were approximately $1.5 million and approximately $19.1 million, respectively. Net cash used in investing activities for the year ended December 31, 2025 related to approximately $0.8 million used to purchase two dispensaries in Ohio and approximately $0.7 million used to fund improvements at a dispensary in Ohio. Net cash used in investing activities for the year ended December 31, 2024 related to approximately $4.0 million used to purchase a cultivation facility in Connecticut and approximately $15.1 million used to fund improvement at our cultivation facilities in Arizona, Connecticut, Missouri and Pennsylvania.
Net Cash Used in Financing Activities:
Cash used in financing activities for the years ended December 31, 2025 and 2024 was approximately $37.2 million and approximately $29.8 million, respectively. Cash used in financing activities for the year ended December 31, 2025, related to approximately $35.8 million in dividend payments to holders of our common stock and vested RSUs and PSUs, approximately $0.6 million in distributions on our LPI Units, approximately $0.4 million of cash paid for taxes in lieu of issuance of common stock on vested RSUs and PSUs, approximately $0.3 million paid to redeem 15,198 LPI Units in cash, and approximately $0.3 million to issue PSUs in cash. Net cash used in financing activities for the year ended December 31, 2024, was mainly related to approximately $34.4 million in dividend payments to holders of our common stock and vested RSUs, approximately $0.6 million in distributions on our LPI Units, $1.0 million to pay down our loan payable, approximately $0.3 million of deferred offering costs incurred in connection with our ATM Program and approximately $84 thousand of cash paid for taxes in lieu of issuance of common stock on vested RSUs. These cash flows were offset by $6.6 million drawn on our Revolving Credit Facility.
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

As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the year ended December 31, 2025, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our LPI Units totaling $1.72 per share.
During the year ended December 31, 2024, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, authorized distributions on our LPI Units totaling $1.70 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of December 31, 2025, we had aggregate unfunded commitments to invest approximately $0.4 million to develop and improve our dispensary in Ohio.
Corporate Office Lease
As of December 31, 2025, we are the lessee under one office lease for an initial term of four years, subject to annual escalations. The lease agreement was amended on November 20, 2025 to extend the initial term for one year, ending August 31, 2027. The annual rent payments range from approximately $72 thousand in year one to $85 thousand in year five. The office lease has a weighted average remaining lease term of approximately 1.67 years.
Revolving Credit Facility
The Revolving credit facility accrued interested at a fixed rate of 5.65% through May 5, 2025. Effective May 6, 2025, the Revolving Credit Facility transitioned to a variable interest rate structure, bearing interest at a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1.0% or (b) 4.75%. As of December 31, 2025, the interest rate was 7.75% and we had $7.6 million outstanding under the facility. See Note 6 - “Financings” for more details.
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
Recent Accounting Pronouncements
Refer to Note 2 - “Basis of Presentation and Summary of Significant Accounting Policies” for recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Interest rates are influenced by a range of factors, including fiscal and monetary policies, global economic conditions and other variables beyond our control. We are exposed to interest rate risk through our Revolving Credit Facility, which bears a floating interest rate indexed to the Prime Rate published in the Wall Street Journal (Western Edition). As of December 31, 2025, we had $7.6 million in principal outstanding on our Revolving Credit Facility, bearing interest at a rate of 7.75%, which reflects a 100 basis point spread over the prevailing Prime Rate of 6.75%. Although the Prime Rate remained stable during the first half of 2025, the second half of 2025 included a modest decrease of 75 basis points of the rate opening 2025. As such, our effective interest rate remains subject to future fluctuations in benchmark rates. To manage this exposure, we may evaluate the use of interest rate derivative instruments or other hedging strategies.

Impact of Inflation
During the year ended December 31, 2025, inflation showed signs of easing but remained elevated with the CPI rising approximately 2.68% from the end of 2024. This reflects a slight decrease compared to the 2.89% inflation rate recorded during the twelve months ended December 31, 2024. While inflations continues to trend downward from the peaks of prior years, it remains above the Federal Reserve’s long-term 2% target.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2025 (the end of the period covered by this Annual Report).
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

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025 based on criteria in Internal Control—Integrated Framework issued by the COSO.

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
ITEM 9B. OTHER INFORMATION.
During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan
The following table summarizes information about the Company’s equity compensation plan under which our common stock may be issued as of December 31, 2025.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity compensation plans approved by security holders	319,833		1,837,680
Equity compensation plans not approved by security holders	—	—	—
Total	319,833	—	1,837,680
(1) Consists of awards granted under the 2021 Equity Incentive Plan. This amount includes 68,497 vested RSUs, 68,336 unvested RSUs, 153,984 unvested PSUs and 29,016 PSUs scheduled to be issued on January 22, 2026. The number of unvested PSUs reflects the maximum number of shares issuable if the maximum performance criteria are achieved. There is no weighted-average exercise price for these RSUs and PSUs.
(2) Reflects shares available for issuance under the 2021 Equity Incentive Plan, assuming that maximum performance is achieved with respect to PSUs. Excludes 29,016 PSUs scheduled to be issued on January 22, 2026.
The remainder of the information required by Item 12 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2025.

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

10.4†
Amended and Restated Employment Agreement between NewLake Capital Partners, Inc. and Lisa Meyer (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2025).

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

10.13†
Indemnification Agreement, dated December 12, 2024, by and between NewLake Capital Partners, Inc. and Dina Rollman (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025).

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

16.1
Letter from Marcum LLP to the Securities and Exchange Commission, dated April 22, 2025 Equity Incentive Plan (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed April 24, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025).
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP.
31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025).

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Coniglio	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2026
Anthony Coniglio

/s/ Lisa Meyer	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 5, 2026
Lisa Meyer

/s/ Gordon DuGan	Director (Chairman)	March 5, 2026
Gordon DuGan

/s/ Alan Carr	Director	March 5, 2026
Alan Carr

/s/ Joyce Johnson	Director	March 5, 2026
Joyce Johnson

/s/ Peter Martay	Director	March 5, 2026
Peter Martay

/s/ Dina Rollman	Director	March 5, 2026
Dina Rollman

/s/ David Weinstein	Director	March 5, 2026
David Weinstein

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NewLake Capital Partners, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
NewLake Capital Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Newlake Capital Partners, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, New York
March 5, 2026

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

/s/ Marcum LLP

We served as the Company’s auditor from 2024 to 2025

New York, New York
March 6, 2025

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets:
Real Estate
Land	$22,903	$22,891
Building and Improvements	404,983	408,552
Total Real Estate	427,886	431,443
Less Accumulated Depreciation	(57,916)	(44,709)
Net Real Estate	369,970	386,734
Real Estate Held for Sale	4,802	-
Cash and Cash Equivalents	23,937	20,213
In-Place Lease Intangible Assets, net	15,710	17,794
Loan Receivable, net (Current Expected Credit Loss of $71 and $116, respectively)	4,929	4,884
Other Assets	1,481	1,911
Total Assets	$420,829	$431,536

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,307	$1,515
Revolving Credit Facility	7,600	7,600
Dividends and Distributions Payable	9,169	9,246
Security Deposits	6,728	8,117
Rent Received in Advance	1,013	684
Other Liabilities	324	402
Total Liabilities	26,141	27,564

Commitments and Contingencies (Note 15)

Equity:

Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	-	-
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,552,632 and 20,514,583 Shares Issued and Outstanding, respectively	205	205
Additional Paid-In Capital	447,185	446,627
Accumulated Deficit	(59,449)	(50,067)

Total Stockholders' Equity	387,941	396,765

Noncontrolling Interests	6,747	7,207

Total Equity	394,688	403,972

Total Liabilities and Equity	$420,829	$431,536
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2025	2024
Revenue:

Rental Income	$49,537	$48,926
Interest Income from Loans	545	533
Fees and Reimbursables	989	672
Total Revenue	51,071	50,131

Expenses:

Reimbursable Property Expenses	811	239
Property Carrying Costs	379	—
Depreciation and Amortization Expense	15,520	14,713
General and Administrative Expenses:
Compensation Expense	3,768	4,675
Professional Fees	1,424	1,506
Other General and Administrative Expenses	1,929	1,733
Total General and Administrative Expenses	7,121	7,914
Total Expenses	23,831	22,866

Loss on Sale of Real Estate	(34)	-
Provision for Current Expected Credit Loss	45	51
Impairment Loss on Warrants	—	(522)
Income From Operations	27,251	26,794

Other Income (Expense):
Other Income	357	354
Interest Expense	(839)	(565)
Total Other Income (Expense)	(482)	(211)

Net Income	26,769	26,583

Net Income Attributable to Noncontrolling Interests	(451)	(468)

Net Income Attributable to Common Stockholders	$26,318	$26,115

Net Income Attributable to Common Stockholders Per Share - Basic	$1.28	$1.27

Net Income Attributable to Common Stockholders Per Share - Diluted	$1.28	$1.27

Weighted Average Shares of Common Stock Outstanding - Basic	20,617,807	20,564,179

Weighted Average Shares of Common Stock Outstanding - Diluted	20,991,540	20,963,532
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972

Conversion of Vested RSUs to Common Stock	23,062	—	—	—	—	—

Conversion of Issued PSUs to Common Stock	13,537	—	—	—	—	—

Cash Redemption of LPI Units	—	—	(253)	—	—	(253)

Tax Withholdings in Lieu of Issuance of Common Stock	—	—	(551)	—	—	(551)

Stock-Based Compensation	1,450	—	1,066	—	—	1,066

Dividends to Common Stock	—	—	—	(35,345)	—	(35,345)

Dividends on Restricted Stock Units and Performance Stock Units	—	—	—	(355)	—	(355)

Distributions to LPI Unitholders	—	—	—	—	(615)	(615)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	296	—	(296)	—

Net Income	—	—	—	26,318	451	26,769

Balance as of December 31, 2025	20,552,632	$205	$447,185	$(59,449)	$6,747	$394,688
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	20,503,520	$205	$445,289	$(40,909)	$7,372	$411,957

Conversion of Vested RSUs to Common Stock	8,790	—	—	—	—	—

PSUs to be Settled in Cash	—	—	(251)	—	—	(251)

Conversion of LPI Units to Common Stock	942	—	19	—	(19)	—

Tax Withholdings in Lieu of Issuance of Common Stock	—	—	(84)	—	—	(84)

Stock-Based Compensation	1,331	—	1,674	—	—	1,674

Dividends to Common Stock	—	—	—	(34,870)	—	(34,870)

Dividends on Restricted Stock Units and Performance Stock Units	—	—	—	(403)	—	(403)

Distributions to LPI Unitholders	—	—	—	—	(634)	(634)

Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(20)	—	20	—

Net Income	—	—	—	26,115	468	26,583

Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	2025	2024
Cash Flows from Operating Activities:
Net Income	$26,769	$26,583
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	1,066	1,674
Loss on Sale of Real Estate	34	—
Depreciation and Amortization Expense	15,520	14,713
Amortization of Debt Issuance Costs	269	269
Provision for Credit Loss	(45)	(51)
Straight-Line Rent Expense	(5)	(3)
Application of Rent Escrow	(446)	(1,210)
Application of Security Deposit	(957)	—
Impairment Loss on Warrants	—	522
Write-off of Deferred Offering Costs	233	—
Changes in Assets and Liabilities
Other Assets	—	124
Accounts Payable and Accrued Expenses	(208)	398
Security Deposits	14	711
Rent Received in Advance	329	(306)
Other Liabilities	(112)	(75)
Net Cash Provided by Operating Activities	42,461	43,349

Cash Flows from Investing Activities:
Refund of Capitalized Acquisition Closing Costs	—	3
Funding of Improvement Allowances	(705)	(15,145)
Acquisition of Real Estate	(785)	(3,993)
Net Cash Used in Investing Activities	(1,490)	(19,135)

Cash Flows from Financing Activities:
Tax Withholdings in Lieu of Issuance of Common Stock	(352)	(84)
Performance Stock Units Settled in Cash	(251)	—
Common Stock Dividends Paid	(35,328)	(34,250)
Restricted Stock Units and Performance Stock Units Dividends Paid	(442)	(173)
Distributions to LPI Unitholders	(621)	(623)
Cash Redemption of LPI Units	(253)	—
Borrowings from Revolving Credit Facility	—	6,600
Principal Repayment on Loan Payable	—	(1,000)
Deferred Offering Costs	—	(314)
Net Cash Used in Financing Activities	(37,247)	(29,844)

Net Increase (Decrease) in Cash and Cash Equivalents	3,724	(5,630)

Cash and Cash Equivalents - Beginning of Year	20,213	25,843

Cash and Cash Equivalents - End of Year	$23,937	$20,213

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$556	$303
Supplemental Disclosure of Non-Cash Operating Activities:
Operating Lease Liability Remeasurement for Right of Use Asset	$85	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,169	$9,246
Nonmonetary Acquisition of Real Estate	$950	$—
Nonmonetary Disposition of Real Estate	$986	$—
Conversion of LPI Units to Common Stock	$—	$19
Common Stock Issued in Lieu of Director Cash Compensation	$13	$26
Accrual for PSU Issuance in Cash	$—	$251
Accrual for Tax Withholdings in Lieu of Issuance of Common Stock	$199	$—
The accompanying notes are an integral part of the consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1 - Organization
NewLake Capital Partners, Inc. (the “Company”, “we”, “us", “our”), a Maryland corporation, was formed on April 9, 2019. The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company conducts its operations through its subsidiary, NLCP Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership” or “OP”). The Company is the sole managing general partner of the Operating Partnership. The Company’s common stock trades on the OTCQX® Best Market (the “OTCQX”) operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
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
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2025 and 2024, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
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
Investment in Real Estate
Investments in real estate are recorded at historical cost, net of accumulated depreciation. Costs directly related to the properties’ acquisition, development, or redevelopment of the properties are capitalized. Repairs and

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
maintenance are expensed as incurred, while major replacements and betterments that extend the useful life or enhance the functionality of the asset are capitalized and depreciated over their estimated useful lives.
The Company capitalizes costs associated with building and tenant improvement when it is considered the accounting owner of such improvements. These improvements generally consist of building additions or significant upgrades to existing facilities. Capitalized improvements are classified under “Buildings and Improvements” in the consolidated balance sheet and are considered construction in progress until placed in service. Such improvements are considered placed in service when they are ready and available for their intended use.
Upon acquisition of a property, the Company allocates the purchase price of the real estate to land, building and improvements, site improvements and if applicable, determined intangibles, such as the value of above and below market leases and origination costs associated with the in-place lease, when applicable. Tangible and intangible assets acquired and liabilities assumed are initially measured based upon their relative fair values. The Company estimates the fair value of land by reviewing comparable sales within the same submarket and/or region, the fair value of buildings on an as-if vacant basis and may engage third-party valuation specialists. Acquisition costs for asset acquisitions are capitalized as incurred. All of our real estate investments to date were recorded as asset acquisitions.
The Company depreciates the amount allocated to building and improvements on a straight-line basis over their estimated useful lives, which generally range from 20 to 35 years. Site improvements at our buildings, if any, are depreciated over the estimated useful lives, generally range from 8 to 15 years. Tenant improvements are depreciated on a straight-line basis over the shorter of the useful life or the remaining lease term, and in‑place lease intangibles are amortized over the remaining lease term.
Impairment of Real Estate
The Company evaluates its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. This assessment is performed on a property‑by‑property basis. Indicators of impairment may include, but are not limited to:
•declines in rental income;
•physical damage;
•changes in expected hold period;
•tenant defaults;
•deterioration in market conditions;
•adverse changes in expected cash flows.

When impairment indicators are identified, the Company compares the carrying value of the property to the sum of the property’s estimated future undiscounted operating cash flows plus estimated undiscounted disposition proceeds. If the carrying amount is not recoverable, an impairment loss is recognized. The impairment loss is measured as the excess of the carrying value over the property’s estimated fair value. Key assumptions used in determining fair value include projected rental rates, expected holding periods, estimated capital expenditures, and market‑based capitalization rates for comparable property sales. Impairment losses, if any, are recorded in “Impairment of Real Estate” within the consolidated statements of operations.
Real Estate Held For Sale
The Company classifies real estate held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for immediate sale in its present condition, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable, and (v) significant changes to the plan to sell the property are not expected. Once a property is classified as held for sale, it is no longer depreciated and is required to be

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
reported at the lower of its carrying value or its fair value less cost to sell. A real estate asset that meets the held for sale criteria is classified as "Real Estate Held for Sale" in the consolidated balance sheets.
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
Revenue Recognition
The Company’s triple-net leases are accounted for as operating leases under ASC 842 Leases (“ASC 842”). Operating leases that have fixed and determinable rent increases are recognized on a straight-line basis over the non-cancelable lease term, unless the collectability of minimum lease payments is not reasonably assured. Rent increases based upon changes in the consumer price index are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated expenses as defined by the lease agreement that are paid directly by the tenant are not reflected in our consolidated financial statements. Any rental payments received in advance of contractual due dates are recorded as “Rent Received in Advance” in the consolidated balance sheets.
For operating leases where the minimum lease payments are not reasonably predictable or collectability is not reasonably assured, rental income is recognized on a cash basis. The Company evaluates collectability quarterly on a tenant‑by‑tenant basis using several financial and qualitative factors, including, but not limited to, free cash flow, profitability, debt profile and federal tax liability. The Company also considers the impact of federal regulatory uncertainty and state regulatory challenges in the cannabis industry, including the fact that cannabis remains illegal under federal law. These environmental factors are a significant factor in the Company's assessment of collectability of lease payments given the pervasive impacts on our tenants' financial performance and ability to continue as a going concern. Based on its assessment, the Company has determined collectability of rent for each of its tenants to be uncertain and rental income was recorded on a cash basis. The Company will continue to assess quarterly the collectability of lease payments for each tenant as required by ASC 842.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances with quality regional financial institutions, which may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000 from time to time. The Company manages this credit risk by monitoring the creditworthiness of its banking partners and by utilizing deposit programs that provide expanded FDIC insurance through a network of participating institutions.
As of December 31, 2025, the Company maintained cash balances in excess of FDIC insured limits. The Company did not hold any cash equivalents as of December 31, 2025 and December 31, 2024.
Loan Receivable, net
Loans originated by the Company are initially recorded at their principal amount net of any premium or discount and are accounted for under ASC 326, Financial Instruments - Credit Losses ("CECL"). The CECL expected loss model requires the Company to record an allowance for the expected credit loss for the life of a loan receivable, which is recognized when the loan is either originated or acquired. The allowance for credit losses is deducted from, or added to the amortized cost basis of the loan receivable to present the net amount expected to be collected on the financial asset(s). At each reporting period, the Company updates its estimate and adjusts the allowance for credit losses accordingly. Changes in the allowance are recorded in the consolidated statement of operations in “Provision for Current Expected Credit Loss”. Decreases in the allowance are recorded as a reversal of credit loss

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
expense. The Company generally uses a discounted cash flow model approach to determine the credit loss, if any, for its loans receivable subject to the CECL guidance.
Interest income on loans is recorded using the effective interest method based on the contractual payment terms of the loan. Any premium amortization or discount accretion will be reflected as a component of “Interest Income from Loans” in the consolidated statements of operations.
Investment in Equity Securities
The Company recorded its investment in warrants under ASC 321, Investments - Equity Securities (“ASC 321”). This guidance provides an alternative to the requirement to measure equity interests at fair value in accordance with ASC 820, Fair Value Measurement. The measurement alternative applies to certain equity interests without readily determinable fair values that are within the scope of ASC 321 and are otherwise required to be measured at fair value. Application of the measurement alternative is optional and is applied upon acquisition of an equity interest on an instrument-by-instrument basis. The Company elected to use the measurement alternative to value its investment in warrants. The warrant investment was initially recorded at cost, reviewed quarterly for impairment and was classified in “Other Assets” in the consolidated balance sheets. Any impairment losses are recognized in the statement of operations and classified in “Impairment Loss.” In 2024, the Company recognized an impairment loss on the warrants for their full value. Refer to Note 10 - “Warrants” for additional details.
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
Reimbursable Property Expenses
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
Property Carrying Costs
Property carrying costs represent expenses incurred to maintain vacant or partially vacant properties. These costs generally include real estate taxes, utilities, insurance, property management fees, security, and other expenses necessary to keep the properties functional and marketable for leasing. These expenses are presented within “Property Carrying Costs” in the accompanying consolidated statements of operations.
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
Restricted Stock Units
Under ASC 718, stock based compensation expense for Restricted Stock Units (“RSUs”) is based on the grant-date fair value of the equity awards and is recognized over the requisite service or performance period. If awards are forfeited prior to vesting, the Company will reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs.
Each RSU that vests represents the right to receive one share of the Company’s common stock. Vested RSUs also entitle the holder to receive accumulated dividends equal to the dividends paid on common stock during the service period. No dividends are paid on RSUs that do not vest or are forfeited.
Performance Stock Units
Performance Stock Units (“PSUs”) are accounted for in accordance with ASC 718. PSU awards are measured at grant‑date fair value and the related compensation expense is recognized over the requisite service period, regardless of whether the performance conditions are ultimately achieved. The actual number of PSUs that may vest ranges from 0% to 200% of the target award, depending on performance results.
The grant‑date fair value of PSUs is determined using a Monte Carlo simulation model designed to estimate the Company’s future stock price and the future stock prices of a designated peer group. The model incorporates two performance metrics: (i) the Relative Total Shareholder Return (“rTSR”) of the Company compared to the peer group, and (ii) the Company’s absolute Compound Annual Growth Rate (“CAGR”). The simulation uses a Geometric Brownian Motion (“GBM”) framework, which incorporates key assumptions such as expected volatility, based on the historical volatility of the Company and its peer companies, as well as risk‑free interest rates and other relevant inputs. The model estimates the ending stock prices used to determine the rTSR and CAGR outcomes, which are then applied to the vesting schedules outlined in the PSU agreements.
Compensation expense is adjusted for actual forfeitures as they occur. Awards forfeited prior to vesting result in the reversal of previously recognized expense in the period of forfeiture. If performance conditions are not met and units are cancelled at the end of the performance period, previously recognized compensation expense is not reversed.
Each PSU that ultimately vests represents the right to receive one share of the Company’s common stock. Vested PSUs also entitle the holder to receive accumulated dividends equal to the dividends paid on common stock during the performance period. No dividends are paid on PSUs that do not vest.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Earnings Per Share
The Company calculates earnings per share (“EPS”) in accordance with ASC 260 – Earnings Per Share (“ASC 260”). Non-vested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities and are included in the calculation of basic EPS under the two-class method.
Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to determine undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the securities have the right to participate in the earnings of the Company and contain an objectively determinable contractual obligation to share in net losses of the entity. The Company’s participating securities are not allocated a share of the net loss, as these securities do not have a contractual obligation to share in the Company’s net losses.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potential common shares are included in diluted EPS using the treasury stock method or the if‑converted method, as applicable, and are included only when their effect is dilutive. In periods of net loss, all potential common shares are anti‑dilutive and, therefore, diluted EPS equals basic EPS.
Noncontrolling Interests
Noncontrolling interests represent Limited Partnership Interest (“LPI Units”) in the Operating Partnership not held by the Company. Noncontrolling interests in the Operating Partnership are shown in the consolidated statements of changes in equity.
Segments
The Company specializes in long-term, single-tenant, triple-net sale leaseback and build-to-suit projects within the regulated cannabis industry. The Company’s properties are aggregated into one reportable segment due to their similarities: they are leased to state-licensed operators on a long-term triple-net basis, and consist of improvements that are reusable and share similar economic characteristics. The Chief Operating Decision Maker (“CODM”) reviews financial information for our entire consolidated operations when making decisions related to assessing our operating performance. See Note 16 “Segment Information” for additional information.

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

Note 3 - Real Estate
2025 Real Estate Portfolio
As of December 31, 2025, the Company owned 34 properties, including one property that is classified as held for sale, located in 12 states. The following table presents the Company’s real estate portfolio held for investment as of December 31, 2025 (dollars in thousands):

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)

Tenant		Market	Site Type	Land	Building and Improvements	Total Real Estate	Accumulated Depreciation	Net Real Estate
Acreage		Massachusetts	Cultivation	$481	$9,310	$9,791	$(1,710)	$8,081
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,634)	8,527
Bud'r	(1)	Connecticut	Dispensary	395	534	929	(111)	818
C3 Industries		Missouri	Cultivation	948	28,069	29,017	(2,066)	26,951
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(3,493)	28,520
The Cannabist Company		California	Dispensary	1,082	2,692	3,774	(413)	3,361
The Cannabist Company		Illinois	Dispensary	162	1,053	1,215	(155)	1,060
The Cannabist Company		Illinois	Cultivation	801	10,560	11,361	(1,579)	9,782
The Cannabist Company		Massachusetts	Dispensary	108	2,212	2,320	(359)	1,961
The Cannabist Company		Massachusetts	Cultivation	1,136	12,690	13,826	(2,561)	11,265
CODES		Arkansas	Dispensary	238	1,919	2,157	(308)	1,849
CODES		Missouri	Cultivation	204	20,897	21,101	(4,347)	16,754
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(8,625)	42,107
Cresco Labs		Ohio	Dispensary	146	354	500	(6)	494
Cresco Labs		Ohio	Dispensary	182	809	991	(4)	987
Curaleaf		Connecticut	Dispensary	184	2,746	2,930	(440)	2,490
Curaleaf		Florida	Cultivation	388	75,595	75,983	(10,778)	65,205
Curaleaf		Illinois	Dispensary	69	525	594	(87)	507
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(190)	1,544
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(490)	2,863
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(223)	1,951
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(532)	2,830
Curaleaf		Pennsylvania	Dispensary	70	880	950	(20)	930
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(222)	1,696
Curaleaf		Pennsylvania	Dispensary	216	2,010	2,226	(322)	1,904
Mint		Arizona	Cultivation	3,574	18,236	21,810	(609)	21,201
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(493)	1,619
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(115)	1,435
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(187)	1,128
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(7,563)	36,707
Vacant		Nevada	Cultivation	1,002	12,577	13,579	(1,328)	12,251
Vacant		Pennsylvania	Cultivation	2,963	12,315	15,278	(1,458)	13,820
Vacant		Massachusetts	Cultivation	926	41,934	42,860	(5,488)	37,372
Total Real Estate(2)(3)				$22,903	$404,983	$427,886	$(57,916)	$369,970
(1) This property was formerly operated by Acreage.
(2) This table does not include one property held for sale.
(3) At times, numbers in this table may differ due to rounding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
2024 Real Estate Portfolio
As of December 31, 2024, the Company owned 32 properties located in 12 states. The following table presents the Company’s real estate portfolio held for investment as of December 31, 2024 (dollars in thousands):

Tenant		Market	Site Type	Land	Building and Improvements(1)	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage	(2)	Connecticut	Dispensary	$395	$534	$929	$(93)		$836
Acreage		Massachusetts	Cultivation	481	9,310	9,791	(1,436)		8,355
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,370)		8,791
Ayr Wellness, Inc.		Nevada	Cultivation	1,002	12,577	13,579	(953)		12,626
Ayr Wellness, Inc.		Pennsylvania	Cultivation	2,963	12,315	15,278	(1,024)		14,254
C3 Industries		Connecticut	Cultivation	321	4,653	4,974	(68)	(3)	4,906
C3 Industries		Missouri	Cultivation	948	28,069	29,017	(1,180)		27,837
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(2,433)	(3)	29,580
The Cannabist Company		California	Dispensary	1,082	2,692	3,774	(327)		3,447
The Cannabist Company		Illinois	Dispensary	162	1,053	1,215	(123)		1,092
The Cannabist Company		Illinois	Cultivation	801	10,560	11,361	(1,250)		10,111
The Cannabist Company		Massachusetts	Dispensary	108	2,212	2,320	(289)		2,031
The Cannabist Company		Massachusetts	Cultivation	1,136	12,690	13,826	(2,022)		11,804
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(7,177)		43,555
Curaleaf		Connecticut	Dispensary	184	2,746	2,930	(348)		2,582
Curaleaf		Florida	Cultivation	388	75,595	75,983	(8,550)		67,433
Curaleaf		Illinois	Dispensary	69	525	594	(69)		525
Curaleaf		Illinois	Dispensary	65	959	1,024	(130)		894
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(150)		1,584
Curaleaf		Illinois	Dispensary	281	3,072	3,353	(397)		2,956
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(179)		1,995
Curaleaf		Ohio	Dispensary	574	2,788	3,362	(420)		2,942
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(176)		1,742
Curaleaf		Pennsylvania	Dispensary	216	2,010	2,226	(260)		1,966
Greenlight		Arkansas	Dispensary	238	1,919	2,157	(248)		1,909
Mint		Arizona	Cultivation	3,574	18,236	21,810	(46)		21,764
Organic Remedies		Missouri	Cultivation	204	20,897	21,101	(3,264)		17,837
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(390)		1,722
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(79)		1,471
PharmaCann		Pennsylvania	Dispensary	44	1,271	1,315	(150)		1,165
Revolutionary Clinics		Massachusetts	Cultivation	926	41,934	42,860	(4,279)		38,581
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(5,829)		38,441
Total Real Estate(4)				$22,891	$408,552	$431,443	$(44,709)		$386,734
(1) Includes construction in progress in the amount of $2.0 million that had been funded as of December 31, 2024.
(2) During 2025, this property began being operated by Bud’r.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
Real Estate Acquisitions
2025 Acquisitions
During the year ended December 31, 2025, the Company acquired three dispensaries and committed to fund approximately $1.1 million in improvements (refer to the 2025 Improvement Allowances table below for details). These properties were simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisitions for the year ended December 31, 2025 (in thousands):

Tenant		Market	Site Type	Closing Date	Real Estate Acquisition Costs
Cresco Labs		Ohio	Dispensary	February 19, 2025	$285
Cresco Labs		Ohio	Dispensary	April 25, 2025	500
Curaleaf	(1)	Pennsylvania	Dispensary	June 12, 2025	950
Total					$1,735
(1) This dispensary was acquired through a like-kind exchange and was recorded at its fair value. For further details, refer to the “2025 Disposition” section below.
2024 Acquisitions
During the year ended December 31, 2024, the Company purchased a cultivation facility in Connecticut for approximately $4.0 million and committed to fund approximately $12.0 million in improvements (refer to the 2024 Improvement Allowances table below for details). The property was simultaneously leased to a related entity of an existing tenant.

The following table presents the real estate acquisitions for the year ended December 31, 2024 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Connecticut	Cultivation	May 7, 2024	$3,993
Total				$3,993
Disposal of Real Estate
2025 Disposition
On June 12, 2025 the Company completed a deed-for-deed like-kind exchange with Curaleaf, involving the transfer of its dispensary located in Mokena, IL for a dispensary located in Brookville, PA. The transaction was structured as a nonmonetary exchange with no cash consideration. Upon completion for the exchange, the Brookville property received by the Company was leased to an existing tenant under a new operating lease. The Brookville dispensary was recorded at its fair value of $950 thousand and the Company recognized a de minimis loss on the exchange. For additional details, refer to the acquisition summary in the table above.
2024 Dispositions
There were no sales of real estate property investments during the year ended December 31, 2024.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
Real Estate Held for Sale
On November 24, 2025, the Company entered into an agreement with a broker to market the Hartford, Connecticut property for sale which is leased to C3 Industries (“C3”). The property has a carrying amount of approximately $4.8 million and is available for immediate sale in its present condition. Management has committed to a plan to sell the asset and expects the sale to be completed within one year. Accordingly, the property meets the criteria for held‑for‑sale classification and is presented as “Real Estate Held for Sale” in the accompanying consolidated balance sheet.

In accordance with ASC 360, long‑lived assets classified as held for sale are measured at the lower of their     carrying amount or fair value less costs to sell. In connection with the planned sale, the Company is entitled to receive make‑whole protection under the terms of the tenant’s lease arrangement. If the ultimate sale proceeds are less than the Company’s investment basis, the tenant is required to reimburse the Company for the shortfall. Any such reimbursement, if realized, will be recognized when the sale is completed and the amount becomes determinable. Based on this make‑whole protection and management’s current estimate of fair value less costs to sell, the Company is reporting the property at its carrying amount, and therefore no impairment loss has been recognized.
Real Estate Commitments
2025 Improvement Allowances
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Cresco Labs	Ohio	Dispensary	February 19, 2025	$705	$—
Cresco Labs	Ohio	Dispensary	April 25, 2025	—	375
Total				$705	$375
2024 Improvement Allowance
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2024 (in thousands):

Tenant		Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments

AYR Wellness, Inc.		Pennsylvania	Cultivation	June 30, 2022	$750	$—
C3 Industries		Connecticut	Cultivation	May 7, 2024	981	11,043	(1)
C3 Industries	(2)	Missouri	Cultivation	March 3, 2023	8,826	—
Mint		Arizona	Cultivation	June 24, 2021	4,588	—
Total					$15,145	$11,043
(1) Pursuant to the terms of the lease agreement, on September 1, 2025, the Company's obligation to fund the remaining improvement allowance had expired.
(2) The funded commitments related to the Missouri cultivation facility expansion project.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 3 - Real Estate (continued)
Construction in Progress
During the year ended December 31, 2025, the Company placed in service approximately $2.0 million in assets that were previously classified as Construction in Progress (“CIP”). As of December 31, 2025 and 2024, funded commitments recorded in CIP were approximately $0 and $2.0 million, respectively, and are classified in “Buildings and Improvements” in the accompanying consolidated balance sheets.
In-place Lease Intangible Assets
The following table presents the future amortization of the Company’s acquired in-place leases as of December 31, 2025 (in thousands):

Year	Amortization Expense
2026	$1,969
2027	1,969
2028	1,969
2029	1,969
2030	1,790
Thereafter	6,044
Total	$15,710
Depreciation and Amortization
Depreciation expense on the Company’s real estate assets was approximately $13.5 million and $12.7 million for the years ended December 31, 2025 and 2024, respectively.
Amortization of the Company’s acquired in-place lease intangible assets were approximately $2.0 million for both the years ended December 31, 2025 and 2024. As of December 31, 2025, the in-place lease intangible assets have a weighted average remaining amortization period of 8.29 years.
Real Estate Impairment
During 2025, the Company evaluated three properties for impairment, and during 2024, the Company evaluated two properties, in each case as a result of tenant defaults. The impairment assessments were performed in accordance with ASC 360, Property, Plant and Equipment. For each property assessed, the Company estimated the undiscounted future cash flows expected to be generated over the respective holding periods and compared those amounts to the corresponding carrying values. In all cases, the estimated undiscounted cash flows exceeded the related carrying amounts. Accordingly, no impairment losses were recognized for the years ended December 31, 2025 and 2024.
Note 4 – Leases
As Lessor
The Company’s properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statement of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore not reflected in the statement of operations. The expense and reimbursable amounts

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 4 - Leases (continued)
may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the year ended December 31, 2025 and 2024, the reimbursable revenues were $786.0 thousand and $470.7 thousand, respectively. Reimbursable expenses are classified as "Reimbursable Property Expenses" in the accompanying consolidated statements of operations.
The Company’s tenants operate in the cannabis industry. All of the Company’s leases generally contain annual increases in rent (typically between 2% and 3%) over the expiring rental rate at the time of expiration. Certain leases of the Company also contain an improvement allowance, which is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if all the improvement allowance has been funded, even if there are still unfunded commitments. Improvement allowance’s also contains annual increases which generally increase at the same rate as base rent, per the lease agreement.
Certain of the Company’s leases provide the lessee with one or two term extension options, which generally contain annual increases in rent as explained above. Certain of the Company’s leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. As of December 31, 2025, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029, subject to the satisfaction of certain conditions. As of December 31, 2025, the Company’s gross investment in these two properties was approximately $6.3 million.
Lease Income

The following table presents the future contractual minimum rent under the Company’s operating leases as of December 31, 2025 (in thousands):

Year	Contractual Minimum Rent(1)
2026	$47,538
2027	48,777
2028	50,036
2029	51,328
2030	51,636
Thereafter	361,229
Total	$610,544
(1) Contractual minimum rent includes rent from one property classified as held for sale as of December 31, 2025.
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competition, natural and social factors affecting the community in which that tenant operates. As of December 31, 2025 and 2024, the Company owned 34 and 32 properties, respectively, leased to 11 and 13 tenants, respectively, across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 4 - Leases (continued)
Credit Risk Concentration
The following table presents the tenants in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, including applied escrows/security deposits, if any, and excluding reimbursable revenues, for each of the periods presented:

For the Year Ended December 31,
2025			2024
Tenant	Number of Leases	Percentage of Rental Income	Tenant	Number of Leases	Percentage of Rental Income
Curaleaf	10	24%	Curaleaf	10	23%
Cresco Labs	3	14%	Cresco Labs	1	14%
Trulieve	1	11%	Trulieve	1	11%
The Cannabist Company	5	9%	The Cannabist Company	5	9%
C3 Industries	2	8%	Calypso Enterprises	1	7%
Geographic Concentration
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, including applied escrows/security deposits, if any, and excluding reimbursable revenues, for each of the periods presented:

For the Year Ended December 31,
2025			2024
State	Number of Properties	Percentage of Rental Income	State	Number of Properties	Percentage of Rental Income
Pennsylvania	8	26%	Pennsylvania	7	26%
Florida	1	20%	Florida	1	19%
Illinois	6	18%	Illinois	7	18%
Missouri	2	11%	Massachusetts	5	12%
Massachusetts	5	10%	Missouri	2	11%
Condition of Our Tenants
Tenant Defaults
Pottsville, PA and Sparks, NV Cultivation Facilities
On July 30, 2025, AYR Wellness, Inc. (“AYR”), which operated at two of the Company’s properties located in Pottsville, PA and Sparks, NV, announced that it had entered into a restructuring support agreement with its senior noteholders. Under the restructuring support agreement, certain AYR assets and operations will be acquired by the senior noteholders, while the remaining assets and operations, including those at the Company’s leased properties, are to be sold or wound down.
The cultivation properties leased to AYR accounted for approximately 5.3% of the Company’s rental income for the year ended December 31, 2025. AYR satisfied its rent obligations through July 2025; however, beginning in August 2025 through the end of the year, the Company did not receive rent for its Pottsville, PA and Sparks, NV cultivation properties, which AYR vacated during the third quarter of 2025. The Company applied AYR’s security

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 4 - Leases (continued)
deposits totaling approximately $913.5 thousand toward unpaid rent during the third and fourth quarters of 2025 for the Pottsville and Sparks properties. As of December 31, 2025, the security deposits had been fully applied across both properties. The Company is actively working to re-lease the properties.
Fitchburg, MA Cultivation Facility
Revolutionary Clinics, Inc. (“Revolutionary Clinics”) which leased the Company’s Fitchburg, MA cultivation property, experienced operational challenges that impaired its ability to meet contractual rent obligations. Beginning in June 2024, Revolutionary Clinics remitted approximately 50% of rent due. On December 13, 2024, the tenant entered into receivership. In the first quarter of 2025, the Company entered into a stipulation agreement with the court-appointed receiver to receive 50% of contractual monthly rent on a weekly basis, along with weekly reimbursements for certain delinquent real estate taxes and utilities previously paid by the Company until the property was vacated and operations ceased. In July 2025, Revolutionary Clinics vacated the property, and rental payments ceased. The Company has engaged a broker and is actively marketing the property for lease.
Lease Modifications
C3 Industries
In October 2025, the Company amended its lease agreements with C3 Industries (“C3”). Under the amended Hartford, CT lease, the Company agreed to pursue a sale of the Hartford, CT property, and in connection with that agreement, C3 is required to reimburse the Company for any shortfall if the sale proceeds are less than the Company’s investment basis. Conversely, if sale proceeds exceed the Company’s basis, a portion of the excess will be paid to C3 as reimbursement for their investment in the property. C3 will continue to pay monthly base rent through the sale date. Upon completion of the sale, a portion of the rent previously allocated to the Hartford, CT property will be reallocated to the Missouri lease, to compensate the Company for a portion of the income no longer received from the Hartford, CT property. C3 will continue to pay incremental rent under the Missouri lease until the Company invests in new properties with C3 pursuant to its right of first refusal agreement. The Company evaluated the amendment under ASC 842 and determined it is accounted for as a lease modification.
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
On November 20, 2025, the Company amended it’s lease agreement to extend the term of the lease for one year until August 31, 2027 and recorded a ROU asset and Lease Liability remeasurement of approximately $85.3 thousand using a discount rate of 7.75%. The ROU balance as of December 31, 2025 and 2024, were approximately $117.9 thousand and $110.0 thousand, respectively. The ROU asset will be amortized over the remaining lease term of 1.67 years as of December 31, 2025. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 4 - Leases (continued)
The following table presents the future contractual rent obligations as lessee as of December 31, 2025 (in thousands):

Year	Contractual Base Rent
2026	$78
2027	52	(1)
Total Future Contractual Lease Payments	$130
Amount Discounted Using Incremental Borrowing Rate	(13)
Total Lease Liability	$117
(1) The lease is scheduled to expire in August 31, 2027. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the amended term.
Note 5 - Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next 5 years, with a final maturity of June 30, 2031. The loan is cross defaulted with C3’s lease agreement with the Company. As of December 31, 2025 and December 31, 2024, the loan earned interest at a rate of 10.96% and 10.72%, respectively, and the aggregate principal amount outstanding on the unsecured loan receivable as of December 31, 2025 and 2024 was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgment. The Company used a discounted cash flow analysis to determine the expected credit loss. The following table presents the CECL reserve for the years ended of December 31, 2025 and 2024:

Period	Expected Credit Loss
CECL reserve as of December 31, 2024	$116
Adjustment to expected credit loss	(45)
CECL reserve as of December 31, 2025	$71
Note 6 – Financings
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
The Revolving Credit Facility accrued interest at a fixed rate of 5.65% through May 5, 2025. Commencing May 6, 2025, the Revolving Credit Facility bears interest at a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) (“Base Rate”) plus an applicable margin of 1.0% or (b) 4.75%. As of December 31, 2025 and 2024, the interest rate was 7.75% and 5.65%, respectively.
As of December 31, 2025 and 2024, the Company had $7.6 million outstanding under its Revolving Credit Facility. As of December 31, 2025, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain financial covenants, which include liquidity and debt service coverage ratios. The facility also includes customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2025, the Company was in compliance with the financial covenants under the agreement.
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
Note 8 - Noncontrolling Interests
Overview
Noncontrolling interests represent the Limited Partnership Interest (“LPI Units”) in the Operating Partnership not held by the Company. Net income allocated to noncontrolling interest is based on LPI Unitholders’ ownership percentage in the Operating Partnership. As of December 31, 2025 and 2024, noncontrolling interests represented approximately 357,442 and 372,640 LPI Units, respectively, or 1.7% and 1.8%, respectively, ownership interest in the Operating Partnership.
Allocation of Net Income
Net income allocated to the Operating Partnership non-controlling interest for the years ended December 31, 2025 and 2024, was $451 thousand and $468 thousand, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Redemption and Conversion Activity
During the year ended December 31, 2025, 15,198 LPI Units were redeemed for cash by the Company for approximately $253 thousand and no LPI Units were converted to common stock. During the year ended December 31, 2024, no LPI Units were redeemed for cash and 942 LPI Units were converted to common stock.
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
Additionally, the Plan provides for the issuance of unrestricted common stock to directors who elect to receive their compensation in common stock rather than cash. During the years ended December 31, 2025 and 2024, 1,450 and 1,331 shares of common stock were issued related to director compensation, respectively. As of December 31, 2025 and 2024, there were 1,837,680 and 1,796,909 shares, respectively, available for issuance under the Plan, which assumes maximum performance is achieved with respect to PSUs.
Restricted Stock Units
RSUs are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, certain director RSUs that vest cannot be converted until the director separates from the Company. During the year ended December 31, 2025, 13,146 vested director RSUs were converted to common stock in connection with the separation of one board member. Total aggregate outstanding RSUs as of December 31, 2025 and 2024 were 145,266 and 136,511, respectively.
Unvested Restricted Stock Units
The following table sets forth the Company’s unvested RSU activity for the years ended December 31, 2025 and 2024:

	2025			2024
	Number of Unvested Shares of RSUs		Weighted-Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs		Weighted-Average Grant Date Fair Value Per Share
Balance at January 1,	68,258		$16.39	63,582		$13.92
Granted	55,233		$15.54	50,577		$17.47
Forfeited	(14,828)		$15.88	(740)		$15.19
Vested	(40,327)	(1)	$17.21	(45,161)	(2)	$14.13
Balance at December 31,	68,336		$15.34	68,258		$16.39
(1) Vested shares are reported gross and include 8,588 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 9 - Stock Based Compensation (continued)
(2) Vested shares are reported gross and include 4,970 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
Vested Restricted Stock Units
The following table sets forth the Company’s vested RSU activity for the years ended December 31, 2025 and 2024:

	2025			2024
	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,253		$17.62	36,852		$22.05
Vested	40,327	(1)	$17.21	45,161	(1)	$14.13
Converted	(23,062)		$16.77	(8,790)		$18.05
Shares Withheld(2)	(8,588)		$14.76	(4,970)		$18.05
Balance at December 31,	76,930		$17.98	68,253		$17.62
(1) Represents the gross number of RSUs vested and includes shares withheld for tax and other compensation withholdings associated with the vested RSUs issued under the Plan.
(2) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividends paid on each share of common stock during the vesting period. During the years ended December 31, 2025 and 2024, the Company paid approximately $102.8 thousand and $83.0 thousand, respectively of accumulated dividends that became earned upon vesting of RSUs. As of December 31, 2025 and 2024, unearned dividends on unvested RSUs, which are only payable upon vesting, totaled $150.5 thousand and $134.3 thousand, respectively.
Compensation Expense
The amortization of compensation costs associated with the RSU awards are included in “Compensation Expense” in the accompanying consolidated statements of operations and amounted to approximately $0.8 million, excluding forfeitures, for both the years ended December 31, 2025 and 2024. The remaining unrecognized compensation cost of approximately $0.6 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.04 years as of December 31, 2025.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 9 - Stock Based Compensation (continued)
Performance Stock Units
The following table presents the PSU activity for the years ended December 31, 2025 and 2024:

		2025		2024
		Number of Unvested Shares of PSUs	Weighted-Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1,		154,087	$16.98	103,000	$17.18
Granted		54,688	12.79	56,522	17.30
Issued	(1)	(42,548)	24.00	—	—
Cancelled	(2)	(7,482)	$11.23	(5,435)	24.00
Forfeited	(3)	(52,737)	13.73	—	—
Balance at December 31,	(4)	106,008	$14.03	154,087	$16.98
(1) Represents the gross number of PSUs issued and includes shares withheld to satisfy tax and other compensation related withholdings associated with the PSUs issued under the Plan.
(2) In accordance with the terms of the PSU agreements, represents PSUs that were not issued and therefore were cancelled and returned to the Plan.
(3) Represents the number of shares given up by members of the Plan who ceased to be employed by the Company through the entire performance period.
(4) The ending balance includes PSUs that vested at the end of each respective year and are schedule to be issued in January of the subsequent year.
As of December 31, 2025, the Company met certain performance hurdles, as defined by the applicable PSU agreements, for the three year performance period from January 1, 2023 through December 31, 2025. As a result, 29,016 PSUs vested and 7,482 PSUs were cancelled and returned to the Plan. Of the 29,016 PSUs that vested on December 31, 2025, 15,780 shares of common stock were subsequently issued in January 2026, after 13,236 shares were withheld to satisfy tax and other required withholdings. In addition, the Company recorded a dividend payable of approximately $144.8 thousand, representing dividend equivalents earned during the performance period. Unearned dividends on unvested PSUs were $198.9 thousand as of December 31, 2025.
As of December 31, 2024, the Company met certain performance hurdles, as defined by the applicable PSU agreements, for the three year performance period from January 1, 2022 through December 31, 2024. As a result, 42,548 PSUs vested and 5,435 PSUs were cancelled and returned the Plan. Of the 42,548 PSUs that vested on December 31, 2024, 13,537 shares of common stock were subsequently issued in January 2025, after 13,493 shares were withheld to satisfy tax and other required withholdings and 15,518 shares were redeemed in cash. In Addition, the Company recorded a dividend payable of approximately $214 thousand representing dividend equivalent rights earned during the performance period. Unearned dividends on unvested PSUs were $276.0 thousand as of December 31, 2024.
The following table outlines the grant date fair values and performance periods of the Company’s outstanding PSU awards as of December 31, 2025:

Performance Period	Grant Date Fair Value	Minimum number of PSUs to be Issued	Maximum number of PSUs to be Issued
January 1, 2023-December 31, 2025	$11.23	—	29,016	(1)
January 1, 2024-December 31, 2026	$17.30	—	78,262
January 1, 2025-December 31, 2027	$12.79	—	75,722
(1) Subsequent to December 31, 2025, the Company met certain performance hurdles, as defined by the PSU agreements, for the end of the three year performance period ending December 31, 2025, resulting in a partial issuance of the awards. The number of PSUs presented reflects the actual awards scheduled to be issued in January 2026.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 9 - Stock Based Compensation (continued)
Compensation Expense
The amortization of compensation costs associated with the PSU awards are included in “Compensation Expense” in the accompanying consolidated statements of operations and amounted to approximately $0.6 million and $0.9 million, excluding forfeitures, for the years ended December 31, 2025 and 2024, respectively. The remaining unrecognized compensation cost of approximately $0.6 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.58 years as of December 31, 2025.
Stock Options
Prior to the completion of the Initial Public Offering (“IPO”), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of December 31, 2025 and 2024, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of December 31, 2025 and 2024, the warrants were fully exercisable.
Investment in Warrants
On October 27, 2023, the Company entered into a lease amendment and forbearance agreement for its existing lease agreement with Revolutionary Clinics on its cultivation facility in Massachusetts. Under the forbearance agreement, the Company provided forbearance of delinquent rent and received warrants. The warrants are accounted for under ASC 321. The Company elected to use the measurement alternative to value its investment in warrants, as the fair value was not readily determinable. The warrants were initially recorded at cost, reviewed quarterly for impairment, and classified as 'Other Assets' in the consolidated balance sheet during the year ended December 31, 2023. The cost of $522 thousand was determined based on the implied recapitalized equity value of Revolutionary Clinics.

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
Note 11 - Stockholder’s Equity
Preferred Stock
As of December 31, 2025 and 2024, the Company had 100,000,000 shares of preferred stock authorized and 0 shares of Series A preferred stock outstanding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 11 - Stockholder’s Equity (continued)
Common Stock
As of December 31, 2025 and 2024, the Company had 400,000,000 shares of common stock authorized and 20,552,632 and 20,514,583 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
The Company maintains a stock repurchase program authorized by its board of directors, permitting the repurchase of up to $10.0 million of the Company’s outstanding common stock. On November 19, 2024, the board of directors extended the duration of the existing authorization through December 31, 2026. Repurchases may be made in the open market, through privately negotiated transactions, or pursuant to a trading plan adopted in accordance with Rule 10b‑18 of the Securities Exchange Act of 1934. The program does not obligate the Company to repurchase any specific amount of common stock and may be suspended or discontinued at any time. The timing, price, and amount of any repurchases will depend on market conditions, the Company’s liquidity, applicable legal requirements, and other factors
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the years December 31, 2025 and 2024. The remaining availability under the stock repurchase program as of December 31, 2025 was approximately $8.2 million.
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
As of December 31, 2025 and 2024, no shares of common stock had been issued under the ATM program.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 11 - Stockholder’s Equity (continued)
Dividends
The following tables describe the cash dividends declared on the Company’s common stock and vested RSUs and in the Company’s capacity as general partner of the operating partnership, authorized distributions on our LPI Units declared by the Company during the years ended December 31, 2025 and 2024:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2025	March 31, 2025	January 1, 2025 to March 31, 2025	April 15, 2025	$0.43
June 16, 2025	June 30, 2025	April 1, 2025 to June 30, 2025	July 15, 2025	0.43
September 12, 2025	September 30, 2025	July 1, 2025 to September 30, 2025	October 15, 2025	0.43
December 15, 2025	December 31, 2025	October 1, 2025 to December 31, 2025	January 15, 2026	0.43
Total				$1.72

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 8, 2024	March 29, 2024	January 1, 2024 to March 31, 2024	April 15, 2024	$0.41
June 12, 2024	June 28, 2024	April 1, 2024 to June 30, 2024	July 15, 2024	0.43
September 12, 2024	September 30, 2024	July 1, 2024 to September 30, 2024	October 15, 2024	0.43
December 12, 2024	December 31, 2024	October 1, 2024 to December 31, 2024	January 15, 2025	0.43
Total				$1.70
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share data):

	For the Year Ended December 31,
	2025	2024
Numerator:
Net Income Attributable to Common Stockholders	$26,318	$26,115
Add: Net Income Attributable to Noncontrolling Interest	451	468
Net Income	26,769	26,583

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,617,807	20,564,179
Dilutive Effect of LPI Units	358,983	373,314
Dilutive Effect of Performance Stock Units	3,902	817
Dilutive Effect of Unvested Restricted Stock Units	10,848	25,222
Weighted Average Shares of Common Stock - Diluted	20,991,540	20,963,532

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$1.28	$1.27
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$1.28	$1.27

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 12 - Earnings Per Share (continued)
During the year ended December 31, 2025, the Company included the effect of LPI Units, PSUs (on the grant where the performance hurdles had been met as of performance period ending December 31, 2025), and unvested RSUs in the calculation of weighted average shares of common stock outstanding – diluted. However, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded from the calculation as their inclusion would have been anti-dilutive. The effect of 76,992 outstanding PSUs were not included in the calculation of diluted earnings per share because it was uncertain whether the market conditions for the PSUs would have been met as of December 31, 2025.

During the year ended December 31, 2024, the Company included the effect of LPI Units, PSUs (on the grant where the performance hurdles had been met as of performance period ending December 31, 2024) and unvested RSUs in the calculation of weighted average shares of common stock outstanding – diluted. However, the effect of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded from the calculation as their inclusion would have been anti-dilutive. The effect of 111,539 outstanding PSUs were not included in the calculation of diluted earnings per share because it was uncertain whether the market conditions for the PSUs would have been met as of December 31, 2024.
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
Level 2 – Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
The following table presents the carrying value and estimated fair value of financial instruments as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Loan Receivable(1)	$4,929	$5,031	$4,884	$4,931
Revolving Credit Facility(2)	$7,600	$7,565	$7,600	$7,472
(1) The fair value measurement of the $5.0 million Loan Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of December 31, 2025 and 2024, reflects the provision for current expected credit loss of $71 thousand and $116 thousand, respectively.
(2) The fair value measurement of the Company’s Revolving Credit Facility and Loan Payable is based on observable inputs, and as such, are classified as Level 2.

As of December 31, 2024, the Company’s investment in warrants was valued based on the initial investment, less impairment. The Company determined that the investment was impaired as of December 31, 2024, and recorded an impairment loss (see “Note 10 - Warrants” for further details). Since these securities are not actively traded, the Company applies a valuation adjustment when relevant indicators become available. Therefore, these securities were classified as Level 3 of the fair value hierarchy.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 13 - Fair Value Measurements (continued)
As of December 31, 2025 and 2024, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses, and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.
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
Taxable REIT Subsidiaries
The Company may conduct some of its operations through a domestic subsidiary that jointly elects to be a Taxable REIT Subsidiary (“TRS”) of the Company. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the years ended December 31, 2025 and 2024, the TRS had very limited activity and did not generate taxable income.
Note 15 - Commitments and Contingencies
As of December 31, 2025, the Company had aggregate unfunded commitments to invest approximately $0.4 million to develop and improve of our existing dispensary in Ohio. Refer to Note 3 - “Real Estate” for further details on the Company’s commitments.
As of December 31, 2025, the Company is the lessee under one office lease. Refer to Note 4 - “Leases” for further information.
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
Note 16 - Segment Information
The Company specializes in long-term, single-tenant, triple-net sale leaseback and build-to-suit projects located in the United States within the regulated cannabis industry. The Company’s properties are aggregated into one reportable segment due to their similarities: they are leased to state-licensed operators on a long-term triple-net

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 16 - Segment Information (continued)
basis, and consist of improvements that are reusable and share similar economic characteristics. The CODM is the Company’s President and Chief Executive Officer. The CODM regularly reviews consolidated financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location, tenant or other factors. Accordingly, for disclosure purposes, the Company has a single reportable segment, which is reported on the Company’s consolidated financial statements, and includes all significant segment expense and assets.
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