Form 10-Q
period 2026-03-31
NewLake Capital Partners, Inc.
filed 2026-05-08
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 6, 2026 was 20,580,766.

NewLake Capital Partners, Inc.
FORM 10-Q
March 31, 2026
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets:
Real Estate
Land	$22,903	$22,903
Building and Improvements	404,983	404,983
Total Real Estate	427,886	427,886
Less Accumulated Depreciation	(61,287)	(57,916)
Net Real Estate	366,599	369,970
Real Estate Held for Sale	4,802	4,802
Cash and Cash Equivalents	24,766	23,937
In-Place Lease Intangible Assets, net	15,218	15,710
Loan Receivable, net (Current Expected Credit Loss of $60 and $71, respectively)	4,940	4,929
Other Assets	1,306	1,481
Total Assets	$417,631	$420,829

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,085	$1,307
Revolving Credit Facility	7,600	7,600
Dividends and Distributions Payable	9,036	9,169
Security Deposits	6,728	6,728
Rent Received in Advance	1,445	1,013
Other Liabilities	109	324
Total Liabilities	26,003	26,141

Commitments and Contingencies (Note 15)

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,580,766 and 20,552,632 Shares Issued and Outstanding, respectively	206	205
Additional Paid-In Capital	447,363	447,185
Accumulated Deficit	(62,625)	(59,449)
Total Stockholders' Equity	384,944	387,941

Noncontrolling Interests	6,684	6,747
Total Equity	391,628	394,688

Total Liabilities and Equity	$417,631	$420,829
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Rental Income	$11,763	$12,586
Interest Income from Loans	137	134
Fees and Reimbursables	409	489
Total Revenue	12,309	13,209

Expenses:
Reimbursable Property Expenses	335	626
Property Carrying Costs	232	—
Depreciation and Amortization Expense	3,867	3,883
General and Administrative Expenses:
Compensation Expense	982	1,205
Professional Fees	514	605
Other General and Administrative Expenses	376	410
Total General and Administrative Expenses	1,872	2,220
Total Expenses	6,306	6,729

Provision for Current Expected Credit Loss	11	13

Income From Operations	6,014	6,493

Other Income (Expense):
Other Income	74	86
Interest Expense	(214)	(175)
Total Other Income (Expense)	(140)	(89)

Net Income	5,874	6,404

Net Income Attributable to Noncontrolling Interests	(99)	(107)

Net Income Attributable to Common Stockholders	$5,775	$6,297

Net Income Attributable to Common Stockholders Per Share - Basic	$0.28	$0.31

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.28	$0.31

Weighted Average Shares of Common Stock Outstanding - Basic	20,646,026	20,597,584

Weighted Average Shares of Common Stock Outstanding - Diluted	21,019,289	20,973,610
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2025	20,552,632	$205	$447,185	$(59,449)	$6,747	$394,688
Conversion of Vested RSUs and PSUs to Common Stock	28,072	1	(1)	—	—	—
Conversion of LPI Units	62	—	—	—	—	—
Tax Withholdings in Lieu of Issuance of Common Stock	—	—	(128)	—	—	(128)
Stock-Based Compensation	—	—	299	—	—	299
Dividends to Common Stock	—	—	—	(8,850)	—	(8,850)
Dividends on Restricted Stock Units and Performance Stock Units	—	—	—	(101)	—	(101)
Distributions to LPI Unitholders	—	—	—	—	(154)	(154)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	8	—	(8)	—
Net Income	—	—	—	5,775	99	5,874
Balance as of March 31, 2026	20,580,766	$206	$447,363	$(62,625)	$6,684	$391,628

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972
Conversion of Vested RSUs and PSUs to Common Stock	23,453	—	—	—	—	—
Cash Redemption of LPI Units	—	—	(253)	—	—	(253)
Tax Withholdings in Lieu of Issuance of Common Stock	—	—	(352)	—	—	(352)
Stock-Based Compensation	749	—	388	—	—	388
Dividends to Common Stock	—	—	—	(8,832)	—	(8,832)
Dividends on Restricted Stock Units	—	—	—	(75)	—	(75)
Distributions to LPI Unitholders	—	—	—	—	(154)	(154)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	299	—	(299)	—
Net Income	—	—	—	6,297	107	6,404
Balance as of March 31, 2025	20,538,785	$205	$446,709	$(52,677)	$6,861	$401,098
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net Income	$5,874	$6,404
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	299	388
Depreciation and Amortization Expense	3,867	3,883
Amortization of Debt Issuance Costs	67	67
Provision for Credit Loss	(11)	(13)
Straight-Line Rent Expense	(1)	(1)
Application of Rent Escrow	—	(446)
Application of Security Deposit	—	(43)
Changes in Assets and Liabilities
Other Assets	104	71
Accounts Payable and Accrued Expenses	(222)	(213)
Security Deposits	—	5
Rent Received in Advance	433	370
Other Liabilities	(16)	(310)
Net Cash Provided by Operating Activities	10,394	10,162

Cash Flows from Investing Activities:
Acquisition of Real Estate	—	(285)
Cash Used in Investing Activities	—	(285)

Cash Flows from Financing Activities:
Tax Withholdings in Lieu of Issuance of Common Stock	(327)	(352)
Performance Stock Units Settled in Cash	—	(251)
Common Stock Dividends Paid	(8,838)	(8,821)
Restricted Stock Units and Performance Stock Units Dividends Paid	(246)	(310)
Distributions to LPI Unitholders	(154)	(160)
Cash Redemption of LPI Units	—	(253)
Cash Used in Financing Activities	(9,565)	(10,147)

Net Increase (Decrease) in Cash and Cash Equivalents	829	(270)
Cash and Cash Equivalents - Beginning of Period	23,937	20,213

Cash and Cash Equivalents - End of Period	$24,766	$19,943
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$148	$107
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,036	$9,015
Common Stock Issued in Lieu of Director Cash Compensation	$—	$13
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 1 - Organization
NewLake Capital Partners, Inc. (the “Company”, "we", "us", "our"), a Maryland corporation, was formed on April 9, 2019. The Company is an internally managed Real Estate Investment Trust (“REIT”) focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company conducts its operations through its subsidiary, NLCP Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership” or “OP”). The Company is the sole managing general partner of the Operating Partnership. The Company's common stock trades on the OTCQX® Best Market (the "OTCQX") operated by the OTC Markets Group, Inc., under the symbol “NLCP”.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has: (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2026 and December 31, 2025, the assets and liabilities of the Company and the Operating Partnership were substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Reclassification
Certain prior year balances on our Consolidated Statements of Equity have been reclassified to conform to the Company's current year presentation.
Significant Accounting Policies
There have been no changes to the Company's accounting policies included in Note 2 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 3 - Real Estate
Real Estate Portfolio
As of March 31, 2026, the Company owned 34 properties, located in 12 states. The following table presents the Company's real estate portfolio as of March 31, 2026 (in thousands):

Tenant	Market	Site Type	Land	Building and Improvements	Total Real Estate	Accumulated Depreciation	Net Real Estate
Acreage	Massachusetts	Cultivation	$481	$9,310	$9,791	$(1,780)	$8,011
Acreage	Pennsylvania	Cultivation	952	9,209	10,161	(1,699)	8,462
Bud'r	Connecticut	Dispensary	395	534	929	(115)	814
C3 Industries	Missouri	Cultivation	948	28,069	29,017	(2,287)	26,730
Calypso Enterprises	Pennsylvania	Cultivation	1,486	30,527	32,013	(3,768)	28,245
The Cannabist Company	Illinois	Dispensary	162	1,053	1,215	(163)	1,052
The Cannabist Company	Illinois	Cultivation	801	10,560	11,361	(1,661)	9,700
The Cannabist Company	Massachusetts	Dispensary	108	2,212	2,320	(376)	1,944
The Cannabist Company	Massachusetts	Cultivation	1,136	12,690	13,826	(2,696)	11,130
CODES	Arkansas	Dispensary	238	1,919	2,157	(323)	1,834
CODES	Missouri	Cultivation	204	20,897	21,101	(4,618)	16,483
Cresco Labs	Illinois	Cultivation	276	50,456	50,732	(8,987)	41,745
Cresco Labs	Ohio	Dispensary	146	354	500	(10)	490
Cresco Labs	Ohio	Dispensary	182	809	991	(10)	981
Curaleaf	Connecticut	Dispensary	184	2,746	2,930	(463)	2,467
Curaleaf	Florida	Cultivation	388	75,595	75,983	(11,335)	64,648
Curaleaf	Illinois	Dispensary	69	525	594	(92)	502
Curaleaf	Illinois	Dispensary	606	1,128	1,734	(199)	1,535
Curaleaf	Illinois	Dispensary	281	3,072	3,353	(513)	2,840
Curaleaf	North Dakota	Dispensary	779	1,395	2,174	(235)	1,939
Curaleaf	Ohio	Dispensary	574	2,788	3,362	(559)	2,803
Curaleaf	Pennsylvania	Dispensary	877	1,041	1,918	(233)	1,685
Curaleaf	Pennsylvania	Dispensary	216	2,010	2,226	(337)	1,889
Curaleaf	Pennsylvania	Dispensary	70	880	950	(29)	921
Mint	Arizona	Cultivation	3,574	18,236	21,810	(750)	21,060
PharmaCann	Massachusetts	Dispensary	411	1,701	2,112	(519)	1,593
PharmaCann	Ohio	Dispensary	281	1,269	1,550	(124)	1,426
PharmaCann	Pennsylvania	Dispensary	44	1,271	1,315	(197)	1,118
Trulieve	Pennsylvania	Cultivation	1,061	43,209	44,270	(7,997)	36,273
Wellgreens	California	Dispensary	1,082	2,692	3,774	(435)	3,339
Vacant	Nevada	Cultivation	1,002	12,577	13,579	(1,421)	12,158
Vacant	Pennsylvania	Cultivation	2,963	12,315	15,278	(1,566)	13,712
Vacant	Massachusetts	Cultivation	926	41,934	42,860	(5,790)	37,070
Total Real Estate(1)(2)			$22,903	$404,983	$427,886	$(61,287)	$366,599
(1) This table does not include one property held for sale.
(2) At times, numbers in this table may differ due to rounding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 3 - Real Estate (continued)
Real Estate Acquisitions
2026 Acquisitions
The Company did not acquire any properties during the three months ended March 31, 2026.
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
Disposal of Real Estate
2026 Dispositions
There were no sales of real estate property investments during the three months ended March 31, 2026.
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
Real Estate Held for Sale
On November 24, 2025, the Company entered into an agreement with a broker to market the Hartford, CT property for sale which is leased to C3 Industries (“C3”). The property has a carrying amount of approximately $4.8 million and is available for immediate sale in its present condition. Management has committed to a plan to sell the asset and expects the sale to be completed within one year. Accordingly, the property meets the criteria for held-for-sale classification and is presented as “Real Estate Held for Sale” in the accompanying consolidated balance sheet.
In accordance with ASC 360, long-lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. In connection with the planned sale, the Company is entitled to receive make-whole protection under the terms of the tenant’s lease arrangement. If the ultimate sale proceeds are less than the Company’s investment basis, the tenant is required to reimburse the Company for the shortfall. Any such reimbursement, if realized, will be recognized when the sale is completed and the amount becomes determinable.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 3 - Real Estate (continued)
Based on this make-whole protection and management’s current estimate of fair value less costs to sell, the Company is reporting the property at its carrying amount, and therefore no impairment loss has been recognized.
Real Estate Commitments
2026 Improvement Allowance
The following table presents the funded commitments and remaining unfunded commitments as of March 31, 2026 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Cresco Labs	Ohio	Dispensary	April 25, 2025	—	375
Total				$—	$375
2025 Improvement Allowances
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Cresco Labs	Ohio	Dispensary	February 19, 2025	$705	$—
Cresco Labs	Ohio	Dispensary	April 25, 2025	—	375
Total				$705	$375
In-place Lease Intangible Assets
The following table presents the future amortization of the Company’s acquired in-place leases as of March 31, 2026 (in thousands):

Year	Amortization Expense
2026 (nine months ending December 31, 2026)	$1,477
2027	1,969
2028	1,969
2029	1,969
2030	1,790
Thereafter	6,044
Total	$15,218

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 3 - Real Estate (continued)
Depreciation and Amortization
For both the three months ended March 31, 2026 and 2025, depreciation expense on the Company's real estate assets was approximately $3.4 million.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for both the three months ended March 31, 2026 and 2025. The acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 8.05 years.
Real Estate Impairment
During the three months ended March 31, 2026 and 2025, the Company identified indicators of impairment for seven and two properties, respectively, and evaluated those properties for potential impairment. The impairment indicators may include tenant defaults, foreign bankruptcy filings, and other events or changes in circumstances requiring further assessment under ASC 360, Property, Plant and Equipment.
For each property assessed, the Company estimated the undiscounted future cash flows expected to be generated over the expected holding periods and compared those amounts to the corresponding carrying values. In all cases, the estimated undiscounted cash flows exceeded the related carrying amounts. Accordingly, no impairment losses were recognized for the three months ended March 31, 2026 and 2025, respectively.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the reimbursable revenues were $364.1 thousand and $443.5 thousand, respectively. Reimbursable expenses are classified as "Reimbursable Property Expenses" in the accompanying consolidated statements of operations.
The Company's tenants operate in the cannabis industry. All of the Company's leases generally contain annual increases in rent over the expiring rental rate at the time of expiration. As of March 31, 2026, our weighted average annual rent escalator was 2.6%. Certain leases of the Company also contain an improvement allowance, which is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if all the improvement allowance has been funded, even if there are still unfunded commitments. Improvement allowances also contain annual increases which generally increase at the same rate as base rent, per the lease agreement.
Certain of the Company's leases provide the lessee with one or two term extension options, which generally contain annual increases in rent, as explained above. Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. As of March 31, 2026, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029 and the end of the amended lease term in December 2034, respectively, subject to the satisfaction of certain conditions. As of March 31, 2026, the Company's gross investment in these two properties was approximately $6.3 million.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 4 - Leases (continued)
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of March 31, 2026 (in thousands):

Year	Contractual Minimum Rent(1)
2026 (nine months ending December 31, 2026)	$35,726
2027	48,761
2028	50,011
2029	51,295
2030	52,208
Thereafter	363,575
Total	$601,576
(1) Contractual minimum rent includes rent from one property classified as held for sale as March 31, 2026.
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of March 31, 2026 and 2025, the Company owned 34 and 33 properties, respectively, leased to 12 tenants, across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, including applied escrow/security deposits, if any, and excluding revenue reimbursables, for each of the periods presented:

Three Months Ended March 31,
2026			2025
Tenant	Number of Leases	Percentage of Rental Income	Tenant	Number of Leases	Percentage of Rental Income
Curaleaf	10	26%	Curaleaf	10	23%
Cresco Labs	3	15%	Cresco Labs	2	14%
Trulieve	1	12%	Trulieve	1	11%
C3 Industries	2	8%	The Cannabist Company	5	9%
The Cannabist Company	4	8%	C3 Industries	2	8%

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 4 - Leases (continued)
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, including applied escrow/security deposits, if any, and excluding revenue reimbursable, for each of the periods presented:

Three Months Ended March 31,
2026			2025
State	Number of Properties	Percentage of Rental Income	State	Number of Properties	Percentage of Rental Income
Pennsylvania	8	25%	Pennsylvania	7	26%
Florida	1	21%	Florida	1	19%
Illinois	6	20%	Illinois	7	18%
Missouri	2	12%	Massachusetts	5	11%
Massachusetts	5	9%	Missouri	2	11%
Condition of Our Tenants
The Cannabist Company
On March 24, 2026, The Cannabist Company ("Cannabist"), which operates at four of the Company's properties, including two properties located in Illinois and two properties located in Massachusetts, publicly announced that it has entered into definitive agreements to sell certain assets and has commenced restructuring proceedings under Cannabist's Creditors Arrangement Act in Canada, with the intention to seek recognition of such proceedings in the United States under Chapter 15 of the U.S. Bankruptcy Code. As disclosed by The Cannabist, they entered into a non-binding memorandum of understanding for the sale of certain of its production, manufacturing, distribution and sale operations (through the sale of equity or assets) in six states, including Illinois and Massachusetts, where we lease properties to The Cannabist. The Company continues to monitor developments related to this tenant and its restructuring proceedings.
During the three months ended March 31, 2026, the Company collected full rent for each of the 4 properties leased to Cannabist and the tenant remains current on its contractual lease obligations to the Company. The Company holds aggregate security deposits totaling approximately $481.6 thousand across these four properties.
Lease Modifications
San Diego, CA
On January 28, 2026, the Company entered into a First Amendment to the Lease Agreement (the “Amendment”) for its dispensary property located in San Diego, California. Pursuant to the Amendment, the Company consented to a change in control of the tenant, pursuant to which Wellgreens acquired the tenant entity formerly operated by The Cannabist Company. In connection with the Amendment, the lease term was extended by five years, through December 31, 2034, with three renewal options and annual contractual rent escalators. In addition, the existing purchase option under the lease remained with the tenant. All other material terms of the lease remain unchanged.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 4 - Leases (continued)
Sinking Springs, PA
As a result of a third‑party transaction involving Acreage Holdings, Inc.’s Pennsylvania cultivation operations (Prime Wellness) during March 2026, the Company added Holistic Industries as an additional guarantor under the lease for its Sinking Springs, Pennsylvania property. As part of this same transaction, the Company also added Canopy USA as an additional guarantor under the lease with Acreage Holdings’ Massachusetts subsidiary, The Botanist, for its Sterling, Massachusetts cultivation facility.
Other than the addition of these guarantors, there were no modifications to the economic or non‑economic terms of either lease, and the Company did not provide capital, financing, or other consideration in connection with these arrangements.
Leasing Activity
As of March 31, 2026, three of the Company’s cultivation facilities, located in Pottsville, PA, Sparks, NV, and Fitchburg, MA, remained vacant following tenant departures in 2025. During the three months ended March 31, 2026, the Company continued to actively market these properties for lease. There was no rental income recognized for these properties during the three months ended March 31, 2026.
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
On November 20, 2025, the Company amended it’s lease agreement to extend the term of the lease for one year until August 31, 2027 and recorded a ROU asset and Lease Liability remeasurement of approximately $85.3 thousand using a discount rate of 7.75%. The ROU balance as of March 31, 2026 and December 31, 2025, were approximately $101.0 thousand and $117.9 thousand, respectively. The ROU asset is amortized over the remaining lease term with a remaining lease term of 1.42 years. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent.

The following table presents the future contractual rent obligations as lessee as of March 31, 2026 (in thousands):

Year	Contractual Base Rent
2026 (nine months ended December 31, 2026)	$59
2027	52	(1)
Total Future Contractual Lease Payments	$111
Less: Amount Discounted Using Incremental Borrowing Rate	$(12)
Total Lease Liability	$99
(1) The lease is scheduled to expire on August 31, 2027. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the amended term.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan is interest only for the first four years and can be prepaid at any time without penalty. If full principal payment on the loan is not made on June 30, 2026, the loan will begin amortizing principal and interest over the next five years, with a final maturity of June 30, 2031. The loan is cross defaulted with C3 Industries' lease agreement with the Company. As of March 31, 2026 and December 31, 2025, the loan earned interest at a rate of 10.96%, and the aggregate principal amount outstanding on the unsecured loan receivable as of March 31, 2026 and December 31, 2025, was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgment. The Company used a discounted cash flow analysis to determine the expected credit loss.
The following table presents the CECL reserve for the three months ended March 31, 2026 (in thousands):

Period	Expected Credit Loss
CECL reserve as of December 31, 2025	$71
Adjustment to expected credit loss	(11)
CECL reserve as of March 31, 2026	$60
Note 6 – Financings
Revolving Credit Facility
On May 6, 2022, the Company's Operating Partnership entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time (the "Agent"). The Loan and Security Agreement matures on May 6, 2027. The Loan and Security Agreement provides, subject to the Accordion Feature described below, $30.0 million in aggregate commitments for secured revolving loans (“Revolving Credit Facility”), the availability of which is based on a borrowing base consisting of fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder which are owned by certain subsidiaries of the Operating Partnership.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 6 – Financings (continued)
The Revolving Credit Facility accrued interest at a fixed rate of 5.65% through May 5, 2025. Commencing May 6, 2025, the Revolving Credit Facility bears interest at a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) plus an applicable margin of 1.0% or (b) 4.75%. As of March 31, 2026, the interest rate was at 7.75%.
As of March 31, 2026 and December 31, 2025, the Company had $7.6 million outstanding under the Revolving Credit Facility. As of March 31, 2026, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain financial covenants, which include liquidity and debt service coverage ratios. The facility also includes customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2026, the Company was in compliance with the covenants under the Loan and Security Agreement.
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
Note 8 - Noncontrolling Interests
Overview
Noncontrolling interests represent the limited partnership interest ("LPI Units") in the Operating Partnership not held by the Company. Net income allocated to noncontrolling interest is based on LPI Unitholders' ownership percentage in the Operating Partnership. As of March 31, 2026 and December 31, 2025, noncontrolling interests represented approximately 357,380 and 357,442 LPI Units, respectively, or 1.7% ownership interest in the Operating Partnership.
Allocation of Net Income
Net income allocated to the Operating Partnership noncontrolling interest for the three months ended March 31, 2026 and 2025 was $99 thousand and $107 thousand, respectively.
Redemption and Conversion Activity
During the three months ended March 31, 2026, 62 LPI Units were converted to common stock. During the three months ended March 31, 2025, 15,198 LPI Units were redeemed for cash by the Company.
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
March 31, 2026
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
Additionally, the Plan provides for the issuance of unrestricted common stock to directors who elect to receive their compensation in common stock rather than cash. During the three months ended March 31, 2026 and 2025, 0 and 749 shares of common stock were issued related to director compensation, respectively. As of March 31, 2026, there were 1,742,146 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units (“PSUs”) .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, director RSUs that vest cannot be converted until the director separates from the Company. Total aggregate outstanding RSUs as of March 31, 2026 and 2025 were 152,991 and 146,155, respectively.
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the three months ended March 31,:

	2026			2025
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,336		$15.34	68,258		$16.39
Granted	28,076		$16.01	28,148		$16.64
Forfeited	—		$—	—		$—
Vested	(20,351)	(1)	$15.42	(18,504)	(2)	$14.76
Balance at March 31,	76,061		$15.56	77,902		$16.87
(1) Vested shares are reported gross and include 8,059 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(2) Vested shares are reported gross and include 8,588 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the three months ended March 31,:

		2026		2025
		Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,		76,930	$17.98	68,253	$17.62
Vested	(1)	20,351	$15.42	18,504	$14.76
Converted		(12,292)	$15.42	(9,916)	$14.76
Shares Withheld	(2)	(8,059)	$15.42	(8,588)	$14.76
Balance at March 31,		76,930	$17.98	68,253	$17.62
(1) Represents the gross number of RSUs vested and includes shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(2) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the three months ended March 31, 2026 and 2025, the Company paid approximately $67.9 thousand and approximately $45.7 thousand, respectively, of accumulated dividends that became earned upon vesting of RSUs. As of March 31, 2026 and 2025, unearned dividends on unvested RSUs, which are only payable upon vesting, totaled approximately $115.4 thousand and $122.1 thousand, respectively.
Compensation Expense
The amortization of compensation costs associated with the RSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million, for both the three months ended March 31, 2026 and 2025. The remaining unrecognized compensation cost of approximately $0.8 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.5 years as of March 31, 2026.
Performance Stock Units
2026 Grants
During the first quarter of 2026, the Company granted 33,729 PSUs. These awards are scheduled to vest on December 31, 2028, subject to the achievement of two equally weighted metrics: (i) the Company’s relative total shareholder return ("rTSR") against a peer group; and (ii) a target annualized Adjusted Funds From Operations ("ATP") metric for the final quarter of the performance period. The rTSR component is a market condition, and its fair value was determined using a Monte Carlo simulation as of the grant date. The ATP component is a performance condition, and its fair value is based upon the closing price of the Company’s common stock on the date of grant. Compensation expense for the ATP component is recognized only to the extent achievement of the target is considered probable, with cumulative adjustments recorded quarterly for changes in the estimated outcome. The number of shares issued can range from 0% to 200% of the target PSUs. These PSUs also accrue dividend equivalents, which are paid in cash or shares only if and when the underlying PSUs vest.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
The following table presents the PSU activity for the three months ended March 31,:

		2026		2025
		Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,		106,008	$14.03	154,087	$16.98
Granted		33,729	$18.55	54,688	$12.79
Issued	(1)	(29,016)	$11.23	(42,548)	$24.00
Balance at March 31,		110,721	$16.14	166,227	$13.81
(1) Represents the gross number of PSU's issued and includes shares withheld to satisfy tax and other compensation related withholdings associated with the PSU's issued under the Plan.
In connection with the PSUs that vested on December 31, 2025, the Company issued 15,780 shares of common stock in January 2026, net of 13,236 shares withheld to satisfy tax and other required withholdings. In addition, the Company paid the accrued dividends of approximately $145 thousand, in January 2026, representing dividend equivalents earned during the performance period. Unearned dividends attributable to unvested PSUs totaled $247 thousand as of March 31, 2026.
In connection with the PSUs that vested on December 31, 2024, the Company issued 13,537 shares of common stock in January 2025, net of 13,493 shares were withheld to satisfy tax and other required withholdings and 15,518 shares were redeemed in cash. In addition, the Company paid the accrued dividend of approximately $214 thousand in January 2025, representing dividend equivalent rights earned during the performance period. Unearned dividends attributable to unvested PSUs totaled $347 thousand as of March 31, 2025.
The following table outlines the grant date fair values and performance periods of the Company's outstanding PSU awards as of March 31, 2026:

Performance Period	Grant Date Fair Value	Minimum number of PSUs to be Issued	Maximum number of PSUs to be Issued
January 1, 2024-December 31, 2026	$17.30	—	78,262
January 1, 2025-December 31, 2027	$12.79	—	75,722
January 1, 2026-December 31, 2028	$18.55	—	67,458
    Compensation Expense
The amortization of compensation costs associated with the PSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.1 million and $0.2 million, excluding forfeitures, for the three months ended March 31, 2026 and 2025, respectively. The remaining unrecognized compensation cost of approximately $1.0 million for PSU awards is expected to be recognized over a weighted average amortization period of 2.1 years as of March 31, 2026.
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of March 31, 2026 and 2025, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holder the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. Warrants were immediately exercisable and expire on July 15, 2027. As of March 31, 2026 and 2025, 602,392 warrants were fully exercisable.
Note 11 - Stockholders' Equity
Preferred Stock
As of March 31, 2026 and December 31, 2025, the Company had 100,000,000 shares of Series A preferred stock authorized and 0 shares of Series A preferred stock outstanding.
Common Stock
As of March 31, 2026 and December 31, 2025, the Company had 400,000,000 shares of common stock authorized and 20,580,766 and 20,552,632 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
The Company maintains a stock repurchase program authorized by its board of directors, permitting the repurchase of up to $10.0 million of the Company's outstanding common stock. On November 19, 2024, the board of directors extended the duration of the existing authorization through December 31, 2026. Repurchases may be made in the open market, through privately negotiated transactions, or pursuant to a trading plan adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934. The program does not obligate the Company to repurchase any specific amount of common stock and may be suspended or discontinued at any time. The timing, price and amount of any repurchases will depend on market conditions, the Company's liquidity, applicable legal requirements, and other factors.
The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the three months ended March 31, 2026 and 2025. The remaining availability under the stock repurchase program as of March 31, 2026, was approximately $8.2 million.
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
Sales of the shares of the Company's common stock, if any, may be made in negotiated transactions or by means of ordinary brokers’ transactions on the OTCQX at market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices or through a market maker other than on an exchange,

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 11 - Stockholders' Equity (continued)
directly on or through any other existing trading market or by any other method permitted by law, including but not limited to in privately negotiated transactions and in block trades.
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
As of March 31, 2026, no shares of common stock had been issued under the ATM program.
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our LPI Units declared by the Company during the three months ended March 31, 2026 and 2025:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2026	March 31, 2026	January 1, 2026 to March 31, 2026	April 15, 2026	$0.43
Total				$0.43

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2025	March 31, 2025	January 1, 2025 to March 31, 2025	April 15, 2025	$0.43
Total				$0.43

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net Income Attributable to Common Stockholders	$5,775	$6,297
Add: Net Income Attributable to Noncontrolling Interest	99	107
Net Income	$5,874	$6,404

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,646,026	20,597,584
Dilutive Effect of LPI Units	357,441	363,690
Dilutive Effect of Unvested Performance Stock Units	12	—
Dilutive Effect of Unvested Restricted Stock Units	15,810	12,336
Weighted Average Shares of Common Stock - Diluted	21,019,289	20,973,610

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.28	$0.31
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.28	$0.31
During the three months ended March 31, 2026, the Company included the dilutive effect of LPI Units, unvested RSUs, and certain performance‑based PSUs in the calculation of weighted‑average shares of common stock outstanding – diluted. The effects of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded from diluted weighted‑average shares outstanding because their inclusion would have been anti‑dilutive. In addition, 93,857 outstanding PSUs subject to a market‑based vesting condition were excluded from diluted earnings per share because it was uncertain whether the market conditions for the PSUs would have been met as of March 31, 2026.
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
March 31, 2026
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
The following table presents the carrying value and estimated fair value of financial instruments at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Receivable(1)	$4,940	$5,006	$4,929	$5,031
Revolving Credit Facility(2)	$7,600	$7,564	$7,600	$7,565
(1) The fair value measurement of the $5.0 million Loan Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of March 31, 2026 and December 31, 2025, reflects the provision for current expected credit loss of $60.2 thousand and $71.4 thousand, respectively.
(2) The fair value measurement of the Company's Revolving Credit Facility is based on observable inputs, and as such, is classified as Level 2.
As of March 31, 2026 and December 31, 2025, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses, and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.
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

Taxable REIT Subsidiaries

The Company may conduct some of its operations through a domestic subsidiary that jointly elects to be a Taxable REIT Subsidiary ("TRS") of the Company. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the three months ended March 31, 2026 and 2025, the TRS had very limited activity and did not generate taxable income.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 15 - Commitments and Contingencies
As of March 31, 2026, the Company had aggregate unfunded commitments to invest approximately $0.4 million to develop and improve our existing dispensary in Ohio. Refer to Note 3 - "Real Estate" for further details on the Company's commitments.
As of March 31, 2026, the Company is the lessee under one office lease. Refer to Note 4 - "Leases" for further information.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 17 - Subsequent Events
The Company has completed an evaluation of all subsequent events through the filing of this Quarterly Report on Form 10-Q to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded that no material subsequent events have occurred that requires disclosure.

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
•general economic conditions including changes in the financial condition of our tenants resulting from uncertainties or changes in fiscal, monetary and regulatory policies;
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
•successfully integrate and manage acquired properties;
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
•changes in accounting principles generally accepted in the United States of America (“GAAP”), including new accounting standards or interpretations;
•environmental uncertainties and risks related to adverse weather conditions and natural disasters;
•our failure to maintain our qualification as a REIT for federal income tax purposes; and
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other circumstances after the date of this report, except as required by applicable law. You should not place undue reliance on forward-looking statements that are based on information currently available to us or to third parties making such forward-looking statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended

December 31, 2025 included in our most recent Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q.
This discussion, particularly information with regarding our future results of operations or financial condition, business strategy and plans, and management's objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in our most recent Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We were incorporated in Maryland on April 9, 2019. We conduct our business through a traditional umbrella partnership REIT structure, in which properties are owned by an operating partnership, directly or through subsidiaries. We are the sole general partner of our operating partnership and currently own approximately 98% of the Limited Partnership Interest ("LPI Units"). We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2019 and intend to operate our business so as to continue to qualify as a REIT.
As of March 31, 2026, we owned 34 properties across 12 states, consisting of 19 dispensaries and 15 cultivation facilities which included 31 properties leased to state-licensed operators and 3 properties which were vacant.
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
We will cease to qualify as an emerging growth company on December 31, 2026. While we will no longer be eligible for certain accommodations available to emerging growth companies, we currently qualify as a smaller reporting company and a non‑accelerated filer and, as such, are not subject to the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act or the requirement to hold advisory votes on executive compensation.

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
Rental Income
We generate rental income from real estate properties we own and from properties we may acquire in the future. The level and stability of rental income are influenced by a number of factors, including:
Tenant performance and rent collection. Collections primarily relate to tenants' and guarantors' financial condition and ability to make rent payments on time.
Industry and regulatory conditions. Our tenants operate in the cannabis industry. Changes in state or local laws, or in their interpretation or enforcement, may adversely affect our tenants' ability to fulfill lease obligations, which could adversely affect our ability to maintain or increase rental rates.
Tenant operating history. Certain tenants have limited operating histories and may be more susceptible to payment or other lease defaults. Accordingly, our operating results may be influenced by the financial performance and creditworthiness of our tenants.
Ability to re‑lease vacant properties and manage tenant issues. Our operating results may also be affected by our ability to re‑lease vacant properties in a timely manner and to manage and resolve tenant‑related issues, including rent defaults, lease restructurings or other credit challenges.
For the three months ended March 31, 2026, all rental income was derived from triple-net leases. Under these leases, tenants are generally responsible for real estate taxes, insurance, maintenance and utilities, and most leases include a parent, affiliate or other guaranty. During the three months ended March 31, 2026, we had rental agreements with 12 tenants and three properties remained vacant, which we are actively working to re-lease.
Financial Performance and Condition of Our Tenants
Condition of Our Tenants
The Cannabist Company
On March 24, 2026, The Cannabist Company ("Cannabist"), which operates at four of our properties, including two properties located in Illinois and two properties located in Massachusetts, publicly announced that it has entered into definitive agreements to sell certain assets and has commenced restructuring proceedings under the Cannabist's Creditors Arrangement Act in Canada, with the intention to seek recognition of such proceedings in the United States under Chapter 15 of the U.S. Bankruptcy Code. As disclosed by The Cannabist, they entered into a non-binding memorandum of understanding for the sale of certain of its production, manufacturing, distribution and sale operations (through the sale of equity or assets) in six states, including Illinois and Massachusetts, where we lease properties to The Cannabist. We continue to monitor developments related to this tenant and its restructuring proceedings.
During the three months ended March 31, 2026, we collected full rent for each of the 4 properties leased to Cannabist and the tenant remains current on its contractual lease obligations to us. We hold aggregate security deposits totaling approximately $481.6 thousand across these 4 properties.

Lease Modifications
San Diego, CA
On January 28, 2026, we entered into a First Amendment to the Lease Agreement (the “Amendment”) for our dispensary property located in San Diego, California. Pursuant to the Amendment, we consented to a change in control of the tenant, pursuant to which Wellgreens acquired the tenant entity formerly operated by Cannabist. In connection with the Amendment, the lease term was extended by five years, through December 31, 2034, and the three renewal options and annual contractual rent escalators. In addition, the existing purchase option under the lease remained with the tenant. All other material terms of the lease remain unchanged.
Sinking Springs, PA
As a result of a third‑party transaction involving Acreage Holdings, Inc.’s Pennsylvania cultivation operations (Prime Wellness) during March 2026, we added Holistic Industries as an additional guarantor under the lease for our Sinking Springs, Pennsylvania property. As part of this same transaction, we also added Canopy USA as an additional guarantor under the lease with Acreage Holdings’ Massachusetts subsidiary, The Botanist, for our Sterling, Massachusetts cultivation facility.
Other than the addition of these guarantors, there were no modifications to the economic or non‑economic terms of either lease, and the Company did not provide capital, financing, or other consideration in connection with these arrangements.
Re-leasing Activity
As of March 31, 2026, three of our cultivation facilities, located in Pottsville, PA, Sparks, NV, and Fitchburg, MA, remained vacant following tenant departures in 2025. During the three months ended March 31, 2026, we continued to actively market these properties for lease. There was no rental income recognized for these properties during the three months ended March 31, 2026.
Financial Markets Update
U.S. monetary policy remains restrictive relative to historical norms, and interest rates continue to be elevated compared to prior years, providing only limited relief to borrowers. Capital availability remains constrained, particularly for emerging and specialized sectors such as cannabis. Many operators across the industry continue to experience margin pressure, elevated leverage, and limited access to traditional financing sources as significant amounts of debt mature during 2026 and 2027, creating heightened refinancing risk. Industry‑wide credit stress has led to several notable restructurings and insolvency proceedings across the sector, including at the parent‑company level of certain private and public multi‑state operators.
Broader macroeconomic uncertainty persists, including sensitivity to inflation trends, mixed signals regarding economic growth, and cautious investor sentiment. These conditions have contributed to a more conservative approach to capital deployment across equity and credit markets, with increased emphasis on liquidity, balance‑sheet strength, and risk management.

As a REIT focused on leasing properties to cannabis tenants, we continue to closely monitor these evolving market dynamics. Disciplined underwriting, proactive tenant engagement, and active portfolio management remain central to our strategy as we operate in an environment characterized by elevated borrowing costs, selective capital availability, and sector‑specific regulatory and credit risks. We believe the ongoing financial pressures within the cannabis industry, including refinancing challenges associated with upcoming debt maturities, underscore the importance of prudent tenant evaluation and thoughtful portfolio construction.
Regulatory Environment - Industry Impacts
As of March 31, 2026, the federal rescheduling process remained subject to further administrative action. During this period, capital‑markets conditions for state‑regulated cannabis operators were mixed. Several large publicly traded multi‑state operators (“MSOs”) completed refinancing or maturity extensions during 2025 and early 2026, including transactions extending maturities to 2029 and 2030, indicating selective access to credit despite elevated borrowing costs. At the same time, industry reporting highlighted continued credit stress among certain operators and a concentration of maturities through 2026 and 2027 that has pressured portions of the sector. We continue to monitor tenant credit conditions and capital‑market dynamics for potential effects on our tenants and rent collections.
In April 2026, the U.S. Department of Justice (“DOJ”) issued an order rescheduling medical cannabis sold under a state-legal medical Marijuana program from a Schedule I to Schedule III of the Controlled Substances Act (“CSA”). The order reflects federal recognition of acceptable medical use and lower abuse potential for these products. While this action does not constitute federal legalization of cannabis and does not apply to recreational marijuana, it reduces regulatory restrictions and eliminates the application of Internal Revenue Code Section 280E for qualifying state‑licensed medical marijuana businesses. In addition, the Drug Enforcement Administration (“DEA”) initiated an expedited administrative process to consider broader rescheduling of cannabis, with an administrative hearing scheduled to begin on June 29, 2026.

We believe these regulatory developments represent a meaningful milestone for the cannabis industry and may improve operating cash flows, credit profiles, and access to capital for certain operators over time. Reduced tax burdens associated with the elimination of Section 280E could enhance liquidity and potentially expand participation by lenders and investors that have historically limited exposure to the cannabis sector.
Inflation and Supply Chain Constraints
The Consumer Price Index ("CPI") rose by approximately 3.3% for the twelve months ended March 31, 2026. While inflation remains well below the peaks experienced during 2022, recent data indicates renewed upward pressure, particularly related to energy costs. It remains above the Federal Reserve’s long-term 2% target, contributing to higher costs across labor, materials, and services.
Inflation has increased operating costs for state-regulated cannabis operators, including higher wages and rising prices for cultivation inputs such as fertilizers, nutrients and specialized equipment. Development and redevelopment projects have remained capital-intensive due to elevated material costs and evolving regulatory requirements. Although global supply chains have stabilized, cannabis operators continue to experience delays in accessing specialized equipment required for cultivation and processing facilities.
These pressures have been compounded by geopolitical tensions and shifting trade policies, which have contributed to uncertainty in input pricing and the timing of capital projects. As a result, many cannabis businesses continue to experience higher capital requirements and delays in project starts or completions. We continue to monitor inflationary and supply-chain conditions and their potential effects on our tenants and investment commitments.
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
We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no changes to our critical accounting estimates included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2025.

First Quarter 2026 Highlights
Capital Market Activity
Dividends
On March 4, 2026, our Board of Directors declared a first quarter 2026 cash dividend of $0.43 per share of common stock, equivalent to an annualized dividend of $1.72 per share of common stock. The dividend was paid on April 15, 2026, to stockholders of record at the close of business on March 31, 2026.
Results of Operations
General
During the three months ended March 31, 2026, we derived substantially all of our revenue from rental income generated by 31 leased properties, each of which is leased to a single tenant under a triple‑net lease. We continue to actively work to re‑tenant our three vacant cultivation facilities located in Pottsville, Pennsylvania; Sparks, Nevada; and Fitchburg, Massachusetts. As of March 31, 2026, our portfolio remains conservatively leveraged, with only $7.6 million outstanding under our Revolving Credit Facility. Additionally, we maintained low general and administrative expenses with an annualized ratio of 1.5% of total assets.

Comparison of the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	Q1'26 vs Q1'25
Revenue:
Rental Income	$11,763	$12,586	$(823)
Interest Income from Loans	137	134	3
Fees and Reimbursables	409	489	(80)
Total Revenue	12,309	13,209	(900)

Expenses:
Reimbursable Property Expenses	335	626	(291)
Property Carrying Costs	232	—	232
Depreciation and Amortization Expense	3,867	3,883	(16)
General and Administrative Expenses:
Compensation Expense	982	1,205	(223)
Professional Fees	514	605	(91)
Other General and Administrative Expenses	376	410	(34)
Total General and Administrative Expenses	1,872	2,220	(348)

Total Expenses	6,306	6,729	(423)

Provision for Current Expected Credit Loss	11	13	(2)
Income From Operations	6,014	6,493	(479)

Other Income (Expense):
Other Income	74	86	(12)
Interest Expense	(214)	(175)	(39)
Total Other Income (Expense)	(140)	(89)	(51)

Net Income	5,874	6,404	(530)

Net Income Attributable to Noncontrolling Interests	(99)	(107)	8

Net Income Attributable to Common Stockholders	$5,775	$6,297	$(522)
Revenues
Rental Income
Rental income for the three months ended March 31, 2026 decreased by approximately $0.8 million, to approximately $11.8 million, compared to approximately $12.6 million for the three months ended March 31, 2025. The decrease in rental income was primarily attributable to:
•Approximately $0.4 million related to our Fitchburg, Massachusetts property, which was vacant during the three months ended March 31, 2026. Revolutionary Clinics vacated the property in July 2025, and we are actively marketing the property for lease.

•Approximately $0.7 million related to two cultivation facilities located in Sparks, Nevada and Pottsville, Pennsylvania, which were vacant during the three months ended March 31, 2026. AYR Wellness, Inc. vacated these properties in August 2025 and are actively marketing both facilities for lease.
The decreases in rental income described above were partially offset by increases in rental income primarily attributable to:
•A full quarter of rental income from the from two dispensaries acquired in Ohio during 2025 and from the related deployment of tenant improvement allowances at one of the Ohio dispensaries, which generated an increase of approximately $40 thousand of rental income during the three months ended March 31, 2026.
•Annual rent escalations on our portfolio, which generated an increase of approximately $0.3 million of rental income during the three months ended March 31, 2026.
Interest Income from Loans
Interest income from loans increased slightly due to the annual rate adjustment on our one $5.0 million loan receivable.
Fees and Reimbursables
Fees and reimbursables decreased slightly due to timing of revenue reimbursements during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Expenses
Reimbursable Property Expenses
Reimbursable property expenses for the three months ended March 31, 2026 decreased by approximately $0.3 million, to approximately $0.3 million, compared to approximately $0.6 million for the three months ended March 31, 2025. Reimbursable property expenses are primarily related to real estate taxes, insurance and utility payments made on behalf of certain tenants with the tenant being obligated to reimburse us. However, timing differences may cause the recognition of expenses and corresponding reimbursement income to vary between periods.
Property Carrying Costs
Property carrying costs represent expenses incurred to maintain vacant or partially vacant properties in a condition suitable for re-leasing. These costs generally include real estate taxes, utilities, property management fees, security, and other expenses necessary to keep the properties functional and marketable. We did not incur any property carrying costs during the three months ended March 31, 2025, as all properties were fully leased during that period. During the three months ended March 31, 2026, we incurred approximately $0.2 million of property carrying costs related to three vacant cultivation facilities located in Fitchburg, MA, Pottsville, PA and Sparks, NV.
Depreciation and Amortization
Depreciation and amortization remained relatively flat quarter over quarter.
General and Administrative Expenses
Total general and administrative expenses for the three months ended March 31, 2026 decreased by approximately $0.3 million to approximately $1.9 million, compared to $2.2 million for the three months ended March 31, 2025. The decrease in total general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes salaries and benefits for directors, employees and officers, as well as stock-based compensation. For the three months ended March 31, 2026 compensation expense decreased by approximately $0.2 million to $1.0 million, compared to $1.2 million for the three months ended March 31, 2025. The decrease was primarily driven by an employee resignation, resulting in a reduction in salary, bonus accruals and stock-based compensation.

Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. Professional fees for the three months ended March 31, 2026 decreased by approximately $0.1 million, to approximately $0.5 million compared to approximately $0.6 million for the three months ended March 31, 2025. The decrease was primarily attributable to timing of audit fees incurred during the first quarter of 2026, as well as the absence of fees incurred in the prior period related to a former auditors' consent in connection with our 2024 Form 10-K, filed during the first quarter of 2025.
Other General and Administrative Expenses
Other general and administrative expenses remained relatively flat quarter over quarter. Other general and administrative expenses are primarily comprised of director and officer insurance, information technology fees, public relations fees, filing and regulatory fees, public reporting fees, corporate rent and various other expenses.
Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively flat quarter over quarter.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income remained relatively flat quarter over quarter.
Interest Expense
Interest expense increased minimally related to the change in borrowing costs under our Revolving Credit Facility, which transitioned to a variable interest rate of Prime plus 1% compared to a fixed rate of 5.65%, effective May 6, 2025. The interest rate under our Revolving Credit Facility at March 31, 2026 was 7.75%.
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

The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net Income Attributable to Common Stockholders	$5,775	$6,297
Net Income Attributable to Noncontrolling Interests	99	107
Net Income	5,874	6,404

Adjustments:
Real Estate Depreciation and Amortization	3,863	3,879
FFO Attributable to Common Stockholders - Diluted	9,737	10,283
Provision for Current Expected Credit Loss	(11)	(13)
Stock-Based Compensation	299	388
Non-cash Interest Expense	67	67
Amortization of Straight-line Rent Expense	(1)	(1)
AFFO Attributable to Common Stockholders - Diluted	$10,091	$10,724
Liquidity and Capital Resources
Our primary liquidity requirements include the payment of dividends to our shareholders, distributions to holders of LPI Units ("LPI Unitholders"), general and administrative expenses, debt service obligations, capital expenditures related to our existing portfolio, and funding for acquisitions and unfunded improvement commitments. We expect to meet these obligations through a combination of cash flows generated from operations, borrowings under our Revolving Credit Facility, and access to capital markets, including issuance under our at-the-market equity program ("ATM Program"), subject to availability and markets conditions. Where appropriate, we also may issue LPI Units as consideration for property acquisitions to facilitate tax-deferred transaction for sellers.
As of March 31, 2026, our liquidity total included $24.8 million of cash and cash equivalents along with $82.4 million available on our Revolving Credit Facility, subject to sufficient collateral in the borrowing base. Additionally, the ATM Program allows us to raise capital up to $50.0 million. While we believe these sources of liquidity are adequate to support our near-term needs, there can be no assurance that such sources will remain available to us on terms acceptable or in amounts sufficient to meet our future requirements.
In May 2025, the interest rate on our Revolving Credit Facility transitioned from a fixed rate of 5.65% to a variable rate of prime plus 1.00%. As of March 31, 2026, we had $7.6 million outstanding under the facility. Given the relatively low outstanding balance, the impact of the rate change on our interest expense and liquidity has not been significant. Based on our current level of borrowings and the absence of any near‑term debt maturities, we do not expect changes in market interest rates to materially affect our liquidity position in the near term.
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

Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net Cash Provided by Operating Activities	$10,394	$10,162
Cash Used in Investing Activities	$—	$(285)
Cash Used in Financing Activities	$(9,565)	$(10,147)
Cash and Cash Equivalents - End of Period	$24,766	$19,943
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 were approximately $10.4 million and $10.2 million, respectively. Net cash flows provided by operating activities for the three months ended March 31, 2026 and 2025 were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses and property carrying costs.
Cash Used in Investing Activities:
There was no cash used for investing activities during the three months ended March 31, 2026. Net cash used in investing activity for the three months ended March 31, 2025 was approximately $0.3 million which was used to purchase a dispensary in Ohio.
Cash Used in Financing Activities:
Cash used in financing activities for the three months ended March 31, 2026 and 2025 were approximately $9.6 million and $10.1 million, respectively. Cash used in financing activities for the three months ended March 31, 2026, related to approximately $9.1 million in dividend payments to holders of our common stock and vested RSUs and PSUs, approximately $0.2 million in distributions on our LPI Units and approximately $0.3 million of cash paid for taxes in lieu of issuance of common stock on vested RSUs and PSUs. Cash used in financing activities for the three months ended March 31, 2025, related to approximately $9.1 million in dividend payments to holders of our common stock and vested RSUs and PSUs, approximately $0.2 million in distributions on our LPI Units, approximately $0.4 million of cash paid for taxes in lieu of issuance of common stock on vested RSUs and PSUs, approximately $0.3 million paid to redeem 15,198 LPI units in cash and approximately $0.3 million to issue PSUs in cash.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the three months ended March 31, 2026, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, we authorized distributions on our LPI Units of $0.43 per share.

During the three months ended March 31, 2025, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our LPI Units of $0.43 per share.
Contractual Obligations and Commitments
Unfunded Commitments
As of March 31, 2026, we had aggregate unfunded commitments of $0.4 million to develop and improve our dispensary in Ohio.
Corporate Office Lease
As of March 31, 2026, we were the lessee under one office lease which had an initial term of four years and was amended on November 20, 2025, to extend the initial term for one year ending August 31, 2027. The lease is subject to annual escalations and the annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year five. The office lease has a remaining weighted average term of approximately 1.42 years.
Revolving Credit Facility
Effective May 6, 2025, the Revolving Credit Facility transitioned from a fixed rate of 5.65% to a variable rate structure, bearing interest at a variable rate based upon the greater of (a) the Prime Rate published in the Wall Street Journal (Western Edition) plus a margin of 1.0%, or (b) 4.75%. As of March 31, 2026, the interest rate on our Revolving Credit Facility was 7.75% and we had $7.6 million outstanding under the facility. Refer to Note 6 - "Financings" for additional details.
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
Interest Rate Risk
Interest rates are influenced by a range of factors, including fiscal and monetary policy, global economic conditions, and other variables beyond our control. We are exposed to interest rate risk through our Revolving Credit Facility, which bears a floating interest rate indexed to the Prime Rate published in the Wall Street Journal (Western Edition). As of March 31, 2026, we had $7.6 million in principal outstanding under the facility, bearing interest at 7.75%, which reflects a 100 basis point spread over the prevailing Prime Rate of 6.75%. Our cost of financing increased following the transition from a fixed rate of 5.65% through May 2025 to a variable structure thereafter. Although the Prime Rate remained relatively stable during the third quarter, including a modest decline in September, our effective interest rate remains subject to future fluctuations in benchmark rates. To manage this exposure, we may evaluate the use of interest rate derivative instruments or other hedging strategies.
Impact of Inflation
During the three months ended March 31, 2026, inflation showed signs of easing but remained elevated with the CPI rising approximately 3.3% over the previous twelve months period. This reflects a modest increase compared to the 2.4% inflation rate recorded during the twelve months period ended March 31, 2025. While inflation continues to trend downward from the peaks of 2022, it remains above the Federal Reserve's long-term 2% target.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, dated March 6, 2026, filed with the SEC. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization had an expiration date of December 31, 2023. On September 15, 2023, our board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the Repurchase Program through December 31, 2024. On November 19, 2024, our board of directors authorized extending the duration of the Repurchase Program to conclude on December 31, 2026. The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended March 31, 2026. The remaining availability under the Repurchase Program as of March 31, 2026 was approximately $8.2 million.
The following is a summary of common shares repurchased and shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards and performance stock awards during the three months ended March 31, 2026:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid Per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares That May Yet Be Purchased Under the Plan Or Programs(3)
January 1, 2026-January 31, 2026	13,236	—	—	$8,193,910
February 1 2026-February 28, 2026	2,742	—	—	$8,193,910
March 1, 2026-March 31, 2026	5,317	—	—	$8,193,910
Total for the three months ended March 31, 2026	21,295	—	—
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
(3) During the three months ended March 31, 2026, the Company did not repurchase any shares of Common Stock under the Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2026, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on June 21, 2021).
3.2	Articles Supplementary of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2022).
3.3	Amended and Restated Bylaws of NewLake Capital Partners, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 10, 2022).
10.1*	Form of Senior Executive Performance Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan.
31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_______________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWLAKE CAPITAL PARTNERS, INC.

Dated: May 7, 2026	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2026	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)