Form 10-Q
period 2026-06-30
NewLake Capital Partners, Inc.
filed 2026-08-06
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 4, 2026 was 20,580,766.

NewLake Capital Partners, Inc.
FORM 10-Q
June 30, 2026
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets:
Real Estate
Land	$22,903	$22,903
Building and Improvements	405,358	404,983
Total Real Estate	428,261	427,886
Less Accumulated Depreciation	(64,654)	(57,916)
Net Real Estate	363,607	369,970
Real Estate Held for Sale	4,802	4,802
Cash and Cash Equivalents	25,762	23,937
In-Place Lease Intangible Assets, net	14,725	15,710
Loan Receivable, net (Current Expected Credit Loss of $51 and $71, respectively)	4,949	4,929
Other Assets	1,003	1,481
Total Assets	$414,848	$420,829

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,078	$1,307
Revolving Credit Facility	7,600	7,600
Dividends and Distributions Payable	9,048	9,169
Security Deposits	6,748	6,728
Rent Received in Advance	1,405	1,013
Other Liabilities	91	324
Total Liabilities	25,970	26,141

Commitments and Contingencies (Note 15)

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,580,766 and 20,552,632 Shares Issued and Outstanding, respectively	206	205
Additional Paid-In Capital	447,704	447,185
Accumulated Deficit	(65,670)	(59,449)
Total Stockholders' Equity	382,240	387,941

Noncontrolling Interests	6,638	6,747
Total Equity	388,878	394,688

Total Liabilities and Equity	$414,848	$420,829
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Rental Income	$11,786	$12,564	$23,548	$25,151
Interest Income from Loans	140	137	277	271
Fees and Reimbursables	161	231	570	720
Total Revenue	12,087	12,932	24,395	26,142

Expenses:
Reimbursable Property Expenses	50	41	385	668
Property Carrying Costs	135	5	367	5
Depreciation and Amortization Expense	3,864	3,877	7,731	7,760
General and Administrative Expenses:
Compensation Expense	976	670	1,958	1,875
Professional Fees	396	197	910	803
Other General and Administrative Expenses	540	554	916	964
Total General and Administrative Expenses	1,912	1,421	3,784	3,642
Total Expenses	5,961	5,344	12,267	12,075

Loss on Sale of Real Estate	—	(34)	—	(34)
Provision for Current Expected Credit Loss	9	10	20	23

Income From Operations	6,135	7,564	12,148	14,056

Other Income (Expense):
Other Income	78	91	152	177
Interest Expense	(216)	(210)	(431)	(384)
Total Other Income (Expense)	(138)	(119)	(279)	(207)

Net Income	5,997	7,445	11,869	13,849

Net Income Attributable to Noncontrolling Interests	(101)	(126)	(199)	(234)

Net Income Attributable to Common Stockholders	$5,896	$7,319	$11,670	$13,615

Net Income Attributable to Common Stockholders Per Share - Basic	$0.29	$0.36	$0.57	$0.66

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.29	$0.35	$0.56	$0.66

Weighted Average Shares of Common Stock Outstanding - Basic	20,642,907	20,613,866	20,644,458	20,602,635

Weighted Average Shares of Common Stock Outstanding - Diluted	21,013,124	20,974,923	21,016,198	20,971,160
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30, 2026
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of March 31, 2026	20,580,766	$206	$447,363	$(62,625)	$6,684	$391,628
Stock-Based Compensation	—	—	348	—	—	348
Dividends to Common Stock	—	—	—	(8,850)	—	(8,850)
Dividends on Restricted Stock Units	—	—	—	(91)	—	(91)
Distributions to LPI Unitholders	—	—	—	—	(154)	(154)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(7)	—	7	—
Net Income	—	—	—	5,896	101	5,997
Balance as of June 30, 2026	20,580,766	$206	$447,704	$(65,670)	$6,638	$388,878

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of March 31, 2025	20,538,785	$205	$446,709	$(52,677)	$6,861	$401,098
Conversion of Vested Restricted Stock Units and Performance Stock Units to Common Stock	13,146	—	—	—	—	—
Stock-Based Compensation	701	—	47	—	—	47
Dividends to Common Stock	—	—	—	(8,838)	—	(8,838)
Dividends on Restricted Stock Units	—	—	—	(69)	—	(69)
Distributions to LPI Unitholders	—	—	—	—	(154)	(154)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	3	—	(3)	—
Net Income	—	—	—	7,319	126	7,445
Balance as of June 30, 2025	20,552,632	$205	$446,759	$(54,265)	$6,830	$399,529
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended June 30, 2026
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2025	20,552,632	$205	$447,185	$(59,449)	$6,747	$394,688
Conversion of Vested Restricted Stock Units and Performance Stock Units to Common Stock	28,072	1	(1)	—	—	—
Conversion of LPI Units	62	—	—	—	—	—
Tax Withholdings in Lieu of Issuance of Common Stock	—	—	(128)	—	—	(128)
Stock-Based Compensation	—	—	647	—	—	647
Dividends to Common Stock	—	—	—	(17,699)	—	(17,699)
Dividends on Restricted Stock Units and Performance Stock Units	—	—	—	(192)	—	(192)
Distributions to LPI Unitholders	—	—	—	—	(307)	(307)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	1	—	(1)	—
Net Income	—	—	—	11,670	199	11,869
Balance as of June 30, 2026	20,580,766	$206	$447,704	$(65,670)	$6,638	$388,878

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972
Conversion of Vested Restricted Stock Units and Performance Stock Units to Common Stock	36,599	—	—	—	—	—
Conversion of LPI Units to Cash	—	—	(253)	—	—	(253)
Tax Withholdings in Lieu of Issuance of Common Stock	—	—	(352)	—	—	(352)
Stock-Based Compensation	1,450	—	434	—	—	434
Dividends to Common Stock	—	—	—	(17,669)	—	(17,669)
Dividends on Restricted Stock Units and Performance Stock Units	—	—	—	(144)	—	(144)
Distributions to LPI Unitholders	—	—	—	—	(308)	(308)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	303	—	(303)	—
Net Income	—	—	—	13,615	234	13,849
Balance as of June 30, 2025	20,552,632	$205	$446,759	$(54,265)	$6,830	$399,529
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net Income	$11,869	$13,849
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	647	434
Loss on Sale of Real Estate	—	34
Depreciation and Amortization Expense	7,731	7,760
Amortization of Debt Issuance Costs	135	135
Provision for Credit Loss	(20)	(23)
Straight-Line Rent Expense	(1)	(2)
Application of Rent Escrow	—	(446)
Application of Security Deposit	—	(43)
Changes in Assets and Liabilities
Other Assets	338	213
Accounts Payable and Accrued Expenses	(229)	(284)
Security Deposits	20	14
Rent Received in Advance	392	305
Other Liabilities	(34)	(321)
Net Cash Provided by Operating Activities	20,848	21,625

Cash Flows from Investing Activities:
Funding of Improvement Allowances	(375)	—
Acquisition of Real Estate	—	(785)
Cash Used in Investing Activities	(375)	(785)

Cash Flows from Financing Activities:
Tax Withholdings in Lieu of Issuance of Common Stock	(327)	(352)
Performance Stock Units Settled in Cash	—	(251)
Common Stock Dividends Paid	(17,687)	(17,653)
Restricted Stock Units and Performance Stock Units Dividends Paid	(325)	(376)
Distributions to LPI Unitholders	(307)	(314)
Cash Redemption of LPI Units	—	(253)
Deferred Financing Costs	(2)	—
Cash Used in Financing Activities	(18,648)	(19,199)

Net Increase in Cash and Cash Equivalents	1,825	1,641
Cash and Cash Equivalents - Beginning of Period	23,937	20,213

Cash and Cash Equivalents - End of Period	$25,762	$21,854
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$298	$233
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,048	$9,024
Nonmonetary Acquisition of Real Estate	$—	$950
Nonmonetary Disposition of Real Estate	$—	$986
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has: (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2026 and December 31, 2025, the assets and liabilities of the Company and the Operating Partnership were substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management will adjust such estimates when facts and circumstances dictate. Such

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
estimates include, but are not limited to, useful lives for depreciation of property and corporate assets, the fair value of acquired real estate and associated in-place lease intangibles, if applicable, and the valuation of stock-based compensation. Actual results could differ from those estimates.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 3 - Real Estate
Real Estate Portfolio
As of June 30, 2026, the Company owned 34 properties, located in 12 states. The following table presents the Company's real estate portfolio as of June 30, 2026 (in thousands):

Tenant	Market	Site Type	Land	Building and Improvements	Total Real Estate	Accumulated Depreciation	Net Real Estate
Acreage	Massachusetts	Cultivation	$481	$9,310	$9,791	$(1,849)	$7,942
Acreage	Pennsylvania	Cultivation	952	9,209	10,161	(1,765)	8,396
Bud'r	Connecticut	Dispensary	395	534	929	(120)	809
C3 Industries	Missouri	Cultivation	948	28,069	29,017	(2,509)	26,508
Calypso Enterprises	Pennsylvania	Cultivation	1,486	30,527	32,013	(4,044)	27,969
The Cannabist Company	Illinois	Dispensary	162	1,053	1,215	(171)	1,044
The Cannabist Company	Illinois	Cultivation	801	10,560	11,361	(1,740)	9,621
The Cannabist Company	Massachusetts	Dispensary	108	2,212	2,320	(393)	1,927
The Cannabist Company	Massachusetts	Cultivation	1,136	12,690	13,826	(2,831)	10,995
CODES	Arkansas	Dispensary	238	1,919	2,157	(338)	1,819
CODES	Missouri	Cultivation	204	20,897	21,101	(4,888)	16,213
Cresco Labs	Illinois	Cultivation	276	50,456	50,732	(9,348)	41,384
Cresco Labs	Ohio	Dispensary	146	729	875	(13)	862
Cresco Labs	Ohio	Dispensary	182	809	991	(17)	974
Curaleaf	Connecticut	Dispensary	184	2,746	2,930	(485)	2,445
Curaleaf	Florida	Cultivation	388	75,595	75,983	(11,892)	64,091
Curaleaf	Illinois	Dispensary	69	525	594	(96)	498
Curaleaf	Illinois	Dispensary	574	2,788	3,362	(587)	2,775
Curaleaf	Illinois	Dispensary	606	1,128	1,734	(209)	1,525
Curaleaf	North Dakota	Dispensary	779	1,395	2,174	(246)	1,928
Curaleaf	Ohio	Dispensary	281	3,072	3,353	(536)	2,817
Curaleaf	Pennsylvania	Dispensary	877	1,041	1,918	(245)	1,673
Curaleaf	Pennsylvania	Dispensary	216	2,010	2,226	(352)	1,874
Curaleaf	Pennsylvania	Dispensary	70	880	950	(37)	913
Mint	Arizona	Cultivation	3,574	18,236	21,810	(891)	20,919
PharmaCann	Massachusetts	Dispensary	411	1,701	2,112	(545)	1,567
PharmaCann	Ohio	Dispensary	281	1,269	1,550	(133)	1,417
PharmaCann	Pennsylvania	Dispensary	44	1,271	1,315	(206)	1,109
Trulieve	Pennsylvania	Cultivation	1,061	43,209	44,270	(8,430)	35,840
Wellgreens	California	Dispensary	1,082	2,692	3,774	(456)	3,318
Available for Lease	Nevada	Cultivation	1,002	12,577	13,579	(1,515)	12,064
Available for Lease	Pennsylvania	Cultivation	2,963	12,315	15,278	(1,675)	13,603
Available for Lease	Massachusetts	Cultivation	926	41,934	42,860	(6,092)	36,768
Total Real Estate(1)(2)			$22,903	$405,358	$428,261	$(64,654)	$363,607
(1) This table does not include one property held for sale.
(2) At times, numbers in this table may differ due to rounding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 3 - Real Estate (continued)
Real Estate Commitments
2026 Improvement Allowance
The following table presents the funded commitments and remaining unfunded commitments as of June 30, 2026 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Cresco Labs	Ohio	Dispensary	April 25, 2025	375	—
Total				$375	$—
2025 Improvement Allowances
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Cresco Labs	Ohio	Dispensary	February 19, 2025	$705	$—
Cresco Labs	Ohio	Dispensary	April 25, 2025	—	375
Total				$705	$375
In-place Lease Intangible Assets
The following table presents the future amortization of the Company’s acquired in-place leases as of June 30, 2026 (in thousands):

Year	Amortization Expense
2026 (six months ending December 31, 2026)	$984
2027	1,969
2028	1,969
2029	1,969
2030	1,790
Thereafter	6,044
Total	$14,725
Depreciation and Amortization
For both the three months ended June 30, 2026 and 2025, depreciation expense on the Company's real estate assets was approximately $3.4 million. Depreciation expense on the Company's real estate assets for the six months ended June 30, 2026 and 2025 was approximately $6.7 million and $6.8 million, respectively.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $0.5 million for each of the three months ended June 30, 2026 and 2025. Amortization of the Company’s acquired in-place lease intangible assets was approximately $1.0 million for each of the six months ended June 30, 2026 and 2025. The

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 3 - Real Estate (continued)
acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 7.81 years.
Real Estate Impairment
During the three months ended June 30, 2026, the Company identified indicators of impairment for certain properties available for lease and properties leased to tenants that had filed for foreign bankruptcy proceedings and evaluated those properties in accordance with ASC 360, Property, Plant and Equipment.
For each property assessed, the Company estimated the undiscounted future cash flows expected to be generated throughout the expected holding period and compared those amounts to the related carrying value. In each case, the estimated undiscounted cash flows exceeded the carrying value of the property. Accordingly, no impairment losses were recognized during the three and six months ended June 30, 2026.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended June 30, 2026 and 2025, the reimbursable revenues were $108.2 thousand and $179.6 thousand, respectively. For the six months ended June 30, 2026 and 2025 the reimbursable revenues were $472.3 thousand and $623.1 thousand, respectively. Reimbursable expenses are classified as "Reimbursable Property Expenses" in the accompanying consolidated statements of operations.
The Company's tenants operate in the cannabis industry. All of the Company's leases generally contain annual increases in rent over the expiring rental rate at the time of expiration. As of June 30, 2026, the Company's portfolio has a weighted average remaining lease term of 11.6 years with weighted average annual rent escalator was 2.6%. Certain leases of the Company also contain an improvement allowance, which is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if all the improvement allowance has been funded, even if there are still unfunded commitments. Improvement allowances also contain annual increases which generally increase at the same rate as base rent, per the lease agreement.
Certain of the Company's leases provide the lessee with one, two or three term extension options, which generally contain annual increases in rent, as explained above. Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. As of June 30, 2026, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029 and the end of the amended lease term in December 2034, respectively, subject to the satisfaction of certain conditions. As of June 30, 2026, the Company's gross investment in these two properties was approximately $6.3 million.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 4 - Leases (continued)
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of June 30, 2026 (in thousands):

Year	Contractual Minimum Rent(1)
2026 (six months ending December 31, 2026)	$23,887
2027	48,761
2028	50,011
2029	51,295
2030	52,208
Thereafter	363,575
Total	$589,737
(1) Contractual minimum rent includes rent from one property classified as held for sale as June 30, 2026.
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease are dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of June 30, 2026 and 2025, the Company owned 34 properties, leased to 12 and 13 tenants, respectively, across 12 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 4 - Leases (continued)
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, excluding revenue reimbursables, for each of the periods presented:

Three Months Ended June 30,
2026			2025
Tenant	Number of Leases	Percentage of Rental Income	Tenant	Number of Leases	Percentage of Rental Income
Curaleaf	10	26%	Curaleaf	10	23%
Cresco Labs	3	15%	Cresco Labs	3	14%
Trulieve	1	12%	Trulieve	1	11%
C3 Industries	2	8%	The Cannabist Company	5	9%
The Cannabist Company	4	8%	C3 Industries	2	8%

Six Months Ended June 30,
2026			2025
Tenant	Number of Leases	Percentage of Rental Income	Tenant	Number of Leases	Percentage of Rental Income
Curaleaf	10	26%	Curaleaf	10	23%
Cresco Labs	3	15%	Cresco Labs	3	14%
Trulieve	1	12%	Trulieve	1	11%
C3 Industries	2	8%	The Cannabist Company	5	9%
The Cannabist Company	4	8%	C3 Industries	2	8%

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 4 - Leases (continued)
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, excluding revenue reimbursable, for each of the periods presented:

Three Months Ended June 30,
2026			2025
State	Number of Properties	Percentage of Rental Income	State	Number of Properties	Percentage of Rental Income
Pennsylvania	8	25%	Pennsylvania	8	26%
Florida	1	21%	Florida	1	19%
Illinois	6	20%	Illinois	6	18%
Missouri	2	12%	Missouri	2	11%
Massachusetts	5	9%	Massachusetts	5	11%

Six Months Ended June 30,
2026			2025
State	Number of Properties	Percentage of Rental Income	State	Number of Properties	Percentage of Rental Income
Pennsylvania	8	25%	Pennsylvania	8	26%
Florida	1	21%	Florida	1	19%
Illinois	6	20%	Illinois	6	18%
Missouri	2	12%	Missouri	2	11%
Massachusetts	5	9%	Massachusetts	5	11%
Condition of Our Tenants
The Cannabist Company
On March 24, 2026, The Cannabist Company ("Cannabist"), which operates at four of the Company's properties, including two properties located in Illinois and two properties located in Massachusetts, publicly announced that it had entered into definitive agreements to sell certain assets and entered into a non-binding memorandum of understanding for the sale of certain production, manufacturing, distribution and sale operations (through the sale of equity or assets) in six states, including Illinois and Massachusetts, where we lease properties to Cannabist, and commenced restructuring proceedings under the Companies Creditors Arrangement Act ("CCAA") in Canada. On May 9, 2026, the U.S. Bankruptcy Court for the District of Delaware granted recognition of the Canadian restructuring proceedings under Chapter 15 of the U.S. Bankruptcy Code. The Company continues to monitor developments related to this tenant and its restructuring proceedings.
During the six months ended June 30, 2026, the Company collected full rent for each of the four properties leased to Cannabist and the tenant remains current on its contractual lease obligations to the Company. The Company holds aggregate security deposits totaling approximately $481.6 thousand across these four properties.
As Lessee
The Company leases office space under an operating lease that expires on August 31, 2027. On November 20, 2025, the Company amended the lease agreement to extend the lease term by one year and recorded a ROU asset and Lease Liability remeasurement of approximately $85.3 thousand using a discount rate of 7.75%. As of

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 4 - Leases (continued)
June 30, 2026 and December 31, 2025, the Right of Use ("ROU") asset was approximately $83.9 thousand and $117.9 thousand, respectively. As of June 30, 2026, the remaining lease term was approximately 1.17 years.

The following table presents the future contractual rent obligations as lessee as of June 30, 2026 (in thousands):

Year	Contractual Base Rent
2026 (six months ending December 31, 2026)	$39
2027	52	(1)
Total Future Contractual Lease Payments	$91
Less: Amount Discounted Using Incremental Borrowing Rate	$(10)
Total Lease Liability	$81
(1) The lease is scheduled to expire on August 31, 2027. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the amended term.
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan was interest only for the first four years and may be prepaid at any time without penalty. The outstanding principal and interest will begin amortizing over the next five years, commencing on July 1, 2026, with a final maturity of June 30, 2031. The loan is cross defaulted with C3 Industries' lease agreement with the Company. As of June 30, 2026 and December 31, 2025, the loan earned interest at a rate of 11.20% and 10.96%, respectively, and the aggregate principal amount outstanding on the unsecured loan receivable as of June 30, 2026 and December 31, 2025, was $5.0 million.
CECL Reserve
The Company recorded a provision for current expected credit loss on the $5.0 million unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgment. The Company used a discounted cash flow analysis to determine the expected credit loss.
The following table presents the change in the CECL reserve for the six months ended June 30, 2026 (in thousands):

Period	Expected Credit Loss
CECL reserve as of December 31, 2025	$71
Adjustment to expected credit loss	(20)
CECL reserve as of June 30, 2026	$51
Note 6 – Financings
Revolving Credit Facility
On May 6, 2022, the Company's Operating Partnership entered into a loan and security agreement (the “Loan and Security Agreement”) with a commercial federally regulated bank, as a lender and as agent for lenders that become party thereto from time to time (the "Agent"). The Loan and Security Agreement matures on May 6,

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 6 – Financings (continued)
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
The Revolving Credit Facility accrued interest at a fixed rate of 5.65% through May 5, 2025. Commencing May 6, 2025, the Revolving Credit Facility bears interest at a variable rate based upon the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) plus an applicable margin of 1.0% or (b) 4.75%. As of June 30, 2026, the interest rate was at 7.75%.
As of June 30, 2026 and December 31, 2025, the Company had $7.6 million outstanding under the Revolving Credit Facility. As of June 30, 2026, there was $82.4 million in funds available to be drawn, subject to sufficient collateral in the borrowing base.
The facility is subject to certain financial covenants, which include liquidity and debt service coverage ratios. The facility also includes customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2026, the Company was in compliance with the covenants under the Loan and Security Agreement.
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
Note 8 - Noncontrolling Interests
Overview
Noncontrolling interests represent the limited partnership interest ("LPI Units") in the Operating Partnership not held by the Company. Net income allocated to noncontrolling interest is based on LPI Unitholders' ownership percentage in the Operating Partnership. As of June 30, 2026 and December 31, 2025, noncontrolling interests represented approximately 357,380 and 357,442 LPI Units, respectively, or 1.7% ownership interest in the Operating Partnership.
Allocation of Net Income

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 8 - Noncontrolling Interests (continued)
Net income allocated to the Operating Partnership noncontrolling interest for the three months ended June 30, 2026 and 2025 was approximately $101 thousand and $126 thousand, respectively. Net income allocated to the Operating Partnership noncontrolling interest for the six months ended June 30, 2026 and 2025 was approximately $199 thousand and $234 thousand, respectively.
Redemption and Conversion Activity
During the three and six months ended June 30, 2026, 0 and 62 LPI Units were converted to common stock, respectively. During the three and six months ended June 30, 2025, 0 and 15,198 LPI Units were redeemed for cash by the Company, respectively.
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
Additionally, the Plan provides for the issuance of unrestricted common stock to directors who elect to receive their compensation in common stock rather than cash. During the three months ended June 30, 2026 and 2025, 0 and 701 shares of common stock were issued related to director compensation, respectively. During the six months ended June 30, 2026 and 2025, 0 and 1,450 shares of common stock were issued related to director compensation, respectively. As of June 30, 2026, there were 1,715,919 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units (“PSUs”) .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, director RSUs that vest cannot be converted until the director separates from the Company. During the six months ended June 30, 2025, 13,146 vested director RSUs were converted to common stock in connection with the separation of one board member. Total aggregate outstanding RSUs as of June 30, 2026 and 2025 were 179,218 and 145,266, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the six months ended June 30,:

	2026			2025
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,336		$15.34	68,258		$16.39
Granted	54,303		$15.46	55,233		$15.54
Forfeited	—		$—	(14,828)		$15.88
Vested	(47,436)	(1)	$14.84	(40,327)	(2)	$17.21
Balance at June 30,	75,203		$15.65	68,336		$15.34
(1) Vested shares are reported gross and include 8,059 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(2) Vested shares are reported gross and include 8,588 shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the six months ended June 30,:

		2026		2025
		Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,		76,930	$17.98	68,253	$17.62
Vested	(1)	47,436	$14.84	40,327	$17.21
Converted		(12,292)	$15.42	(23,062)	$16.77
Shares Withheld	(2)	(8,059)	$15.42	(8,588)	$14.76
Balance at June 30,		104,015	$17.05	76,930	$17.98
(1) Represents the gross number of RSUs vested and includes shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(2) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the six months ended June 30, 2026 and 2025, the Company paid approximately $114.4 thousand and approximately $81.9 thousand, respectively, of accumulated dividends that became earned upon vesting of RSUs. As of June 30, 2026 and 2025, unearned dividends on unvested RSUs, which are only payable upon vesting, totaled approximately $101.1 thousand and $91.8 thousand, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Compensation Expense
The amortization of compensation costs associated with the RSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million, excluding forfeitures, for both the three months ended June 30, 2026 and 2025. The amortization of compensation costs for the RSU awards amounted to approximately $0.4 million, excluding forfeitures, for both the six months ended June 30, 2026 and 2025. The remaining unrecognized compensation cost of approximately $1.0 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.3 years as of June 30, 2026.
Performance Stock Units
2026 Grants
During March 2026, as part of the Company's annual executive compensation program, the Company granted 33,729 PSUs to officers of the Company. These awards are scheduled to vest on December 31, 2028, subject to the achievement of two equally weighted metrics: (i) the Company’s relative total shareholder return ("rTSR") against a peer group; and (ii) a target annualized Adjusted Funds From Operations ("ATP") metric for the final quarter of the performance period. The rTSR component is a market condition, and its fair value was determined using a Monte Carlo simulation as of the grant date. The ATP component is a performance condition, and its fair value is based upon the closing price of the Company’s common stock on the date of grant. Compensation expense for the ATP component is recognized only to the extent achievement of the target is considered probable, with cumulative adjustments recorded quarterly for changes in the estimated outcome. The number of shares issued can range from 0% to 200% of the target PSUs. These PSUs also accrue dividend equivalents, which are paid in cash or shares only if and when the underlying PSUs vest.
The following table presents the PSU activity for the six months ended June 30,:

	2026			2025
	Number of Unvested Shares of PSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	106,008		$14.03	154,087		$16.98
Granted	33,729		$18.55	54,688		$12.79
Issued	(29,016)	(1)	$11.23	(42,548)	(2)	$24.00
Forfeited	—		$—	(52,737)		$13.73
Balance at June 30,	110,721		$16.14	113,490		$13.84
(1) Represents the gross number of PSU's issued and includes 13,236 shares withheld to satisfy tax and other compensation related withholdings associated with the PSU's issued under the Plan.
(2) Represents the gross number of PSU's issued and includes 13,493 shares withheld to satisfy tax and other compensation related withholdings associated with the PSU's issued under the Plan.
In connection with the PSUs that vested on December 31, 2025, the Company issued 15,780 shares of common stock in January 2026, net of 13,236 shares withheld to satisfy tax and other required withholdings. In addition, the Company paid the accrued dividends of approximately $144.8 thousand, in January 2026, representing dividend equivalents earned during the performance period. Unearned dividends attributable to unvested PSUs totaled $294.2 thousand as of June 30, 2026.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
In connection with the PSUs that vested on December 31, 2024, the Company issued 13,537 shares of common stock in January 2025, net of 13,493 shares were withheld to satisfy tax and other required withholdings and 15,518 shares were redeemed in cash. In addition, the Company paid the accrued dividend of approximately $213.6 thousand in January 2025, representing dividend equivalent rights earned during the performance period. Unearned dividends attributable to unvested PSUs totaled $283.5 thousand as of June 30, 2025.
The following table outlines the grant date fair values and performance periods of the Company's outstanding PSU awards as of June 30, 2026:

Performance Period	Grant Date Fair Value	Minimum number of PSUs to be Issued	Maximum number of PSUs to be Issued
January 1, 2024-December 31, 2026	$17.30	—	78,262
January 1, 2025-December 31, 2027	$12.79	—	75,722
January 1, 2026-December 31, 2028	$18.55	—	67,458
    Compensation Expense
The amortization of compensation costs associated with the PSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.1 million, excluding forfeitures, for both the three months ended June 30, 2026 and 2025. The amortization of compensation costs for the PSU awards amounted to approximately $0.3 million, excluding forfeitures, for the six months ended June 30, 2026 and 2025. The remaining unrecognized compensation cost of approximately $0.9 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.9 years as of June 30, 2026.
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the “Options”) to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of June 30, 2026 and 2025, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holders the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. The warrants were immediately exercisable and expire on July 15, 2027. As of June 30, 2026 and 2025, 602,392 warrants remain outstanding.
Note 11 - Stockholders' Equity
Preferred Stock
As of June 30, 2026 and December 31, 2025, the Company had 100,000,000 shares of Series A preferred stock authorized and 0 shares of Series A preferred stock outstanding.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 11 - Stockholders' Equity (continued)
Common Stock
As of June 30, 2026 and December 31, 2025, the Company had 400,000,000 shares of common stock authorized and 20,580,766 and 20,552,632 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
The Company maintains a stock repurchase program authorizing the repurchase of up to $10.0 million of the Company's outstanding common stock through December 31, 2026. The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the three and six months ended June 30, 2026 and 2025. The remaining availability under the stock repurchase program as of June 30, 2026, was approximately $8.2 million.
At the Market Equity Program
The Company has an “At The Market” ("ATM") equity offering program pursuant to Equity Distribution Agreements (collectively the "EDAs") with its sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $50.0 million from time to time through a sales agent. As of June 30, 2026, no shares of common stock had been issued under the ATM program.
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our LPI Units declared by the Company during the six months ended June 30, 2026 and 2025:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2026	March 31, 2026	January 1, 2026 to March 31, 2026	April 15, 2026	$0.43
June 12, 2026	June 30, 2026	April 1, 2026 to June 30, 2026	July 15, 2026	$0.43
Total				$0.86

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2025	March 31, 2025	January 1, 2025 to March 31, 2025	April 15, 2025	$0.43
June 16, 2025	June 30, 2025	April 1, 2025 to June 30, 2025	July 15, 2025	$0.43
Total				$0.86

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net Income Attributable to Common Stockholders	$5,896	$7,319	$11,670	$13,615
Add: Net Income Attributable to Noncontrolling Interest	101	126	199	234
Net Income	$5,997	$7,445	$11,869	$13,849

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,642,907	20,613,866	20,644,458	20,602,635
Dilutive Effect of LPI Units	357,380	357,442	357,410	360,549
Dilutive Effect of Unvested Performance Stock Units	660	—	336	—
Dilutive Effect of Unvested Restricted Stock Units	12,177	3,615	13,994	7,976
Weighted Average Shares of Common Stock - Diluted	21,013,124	20,974,923	21,016,198	20,971,160

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.29	$0.36	$0.57	$0.66
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.29	$0.35	$0.56	$0.66
During the three and six months ended June 30, 2026, the Company included the dilutive effect of LPI Units, unvested RSUs, and certain performance‑based PSUs in the calculation of weighted‑average shares of common stock outstanding – diluted. The effects of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded from diluted weighted‑average shares outstanding because their inclusion would have been anti‑dilutive. In addition, 93,857 outstanding PSUs subject to a market‑based vesting condition were excluded from diluted earnings per share because it was uncertain whether the market conditions for the PSUs would have been met as of June 30, 2026.
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
June 30, 2026
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
The following table presents the carrying value and estimated fair value of financial instruments at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Receivable(1)	$4,949	$5,008	$4,929	$5,031
Revolving Credit Facility(2)	$7,600	$7,563	$7,600	$7,565
(1) The fair value measurement of the $5.0 million Loan Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of June 30, 2026 and December 31, 2025, reflects the provision for current expected credit loss of $51 thousand and $71 thousand, respectively.
(2) The fair value measurement of the Company's Revolving Credit Facility is based on observable inputs, and as such, is classified as Level 2.
As of June 30, 2026 and December 31, 2025, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses, and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.
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

Taxable REIT Subsidiaries

The Company may conduct some of its operations through a domestic subsidiary that jointly elects to be a Taxable REIT Subsidiary ("TRS") of the Company. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the six months ended June 30, 2026 and 2025, the TRS had very limited activity and did not generate taxable income.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 15 - Commitments and Contingencies
As of June 30, 2026, the Company is the lessee under one office lease. Refer to Note 4 - "Leases" for further information.
The Company owns a portfolio of properties that it leases to entities that cultivate, harvest, process and distribute cannabis. The cannabis industry is subject to a complex and evolving regulatory framework at the federal, state and local levels. The operations of the Company's tenants are authorized under the laws of the states and local jurisdictions in which they operate, and medical cannabis activities are permissible under federal law when conducted pursuant to applicable federal requirements. However, the Company and its tenants remain subject to risks and uncertainties associated with changes in laws, regulations and regulatory interpretations. Such risks and uncertainties could adversely affect the Company's tenants, their ability to satisfy lease obligations and, in turn, the Company's business, financial condition and results of operations.
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
Note 17 - Subsequent Events
Revolving Credit Facility
On August 5, 2026, the Operating Partnership entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement. The amendment (i) maintains the aggregate commitment under the

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 17 - Subsequent Events (continued)
Revolving Credit Facility at $90.0 million, with one existing regional bank providing the full commitment under the facility, subject to lender approval for borrowings in excess of $30.0 million in aggregate principal amount; (ii) extends the maturity date by two years from May 6, 2027 to May 6, 2029; (iii) modifies the interest rate such that borrowings bear interest at a variable rate equal to the greater of (a) the Prime Rate quoted in The Wall Street Journal (Western Edition) or (b) 6.25%; and (iv) revises the unused line fee provisions such that a 0.25% per annum fee applies only if average daily revolver usage is less than 35% of approved revolver availability for the applicable period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION
NewLake Capital Partners, Inc. (the "Company," "we," "our," "us,") makes statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations, adjusted funds from operations, anticipated market conditions, demographics, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “continue,” "remain," “could,” “expect,” “may,” “will,” “should,” “would,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimates,” “forecast,” “project,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including changes to the federal and state regulation of cannabis and the continuing uncertainty regarding the treatment of cannabis under federal law;
•reduced liquidity of our common stock resulting from the limited availability of clearing firms, broker-dealers, investment banks and other financial institutions willing to support trading in our securities or participate in secondary offerings involving our securities;
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
•the lack of tenant security deposits will impact our ability to recover rents should our tenants default under their respective lease agreements;
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
Overview
NewLake Capital Partners, Inc., (the "Company," "we," "our," "us,") is an internally managed REIT and a leading provider of real estate capital to state-licensed cannabis operators primarily through sale-leaseback transactions, third-party purchases and funding for build-to-suit projects. Our properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant for the ongoing expenses of the leased property, in addition to its rent obligations.
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
As of June 30, 2026, we owned 34 properties across 12 states, consisting of 19 dispensaries and 15 cultivation facilities which included 31 properties leased to state-licensed operators and 3 properties which were available for lease.
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
Tenant performance and rent collection: Collections primarily relate to tenants' and guarantors' financial condition and ability to make rent payments on time.
Industry and regulatory conditions: Our tenants operate in the cannabis industry. Changes in federal, state or local laws, or in their interpretation or enforcement, may adversely affect our tenants' ability to fulfill lease obligations, which could adversely affect our ability to maintain or increase rental rates.
Tenant operating history: Certain tenants have limited operating histories and may be more susceptible to payment or other lease defaults. Accordingly, our operating results may be influenced by the financial performance and creditworthiness of our tenants.
Ability to re‑lease available properties and manage tenant issues: Our operating results may also be affected by our ability to re‑lease available properties in a timely manner and to manage and resolve tenant‑related issues, including rent defaults, lease restructurings or other credit challenges.
For the three and six months ended June 30, 2026, all rental income was derived from triple-net leases. Under these leases, tenants are generally responsible for real estate taxes, insurance, maintenance and utilities, and most leases include a parent, affiliate or other guaranty. As of June 30, 2026, we had 31 leased properties across 12 tenants and three properties available for lease, which we are actively working to re-lease.
Financial Performance and Condition of Our Tenants
Condition of Our Tenants
The Cannabist Company
On March 24, 2026, The Cannabist Company ("Cannabist"), which operates at four of our properties, including two properties located in Illinois and two properties located in Massachusetts, publicly announced that it had entered into definitive agreements to sell certain assets and entered into a non-binding memorandum of understanding for the sale of certain production, manufacturing, distribution and sale operations (through the sale of equity or assets) in six states, including Illinois and Massachusetts, where we lease properties to Cannabist, and commenced restructuring proceedings under the Companies Creditors Arrangement Act ("CCAA") in Canada. On May 9, 2026, the U.S. Bankruptcy Court for the District of Delaware granted recognition of the Canadian restructuring proceedings under Chapter 15 of the U.S. Bankruptcy Code. We continue to monitor developments related to this tenant and its restructuring proceedings.
During the six months ended June 30, 2026, we collected full rent for each of the four properties leased to Cannabist and the tenant remains current on its contractual lease obligations to us. We hold aggregate security deposits totaling approximately $481.6 thousand across these four properties.

Lease Modifications
San Diego, CA
On January 28, 2026, we entered into a First Amendment to the Lease Agreement (the “Amendment”) for our dispensary property located in San Diego, California. Pursuant to the Amendment, we consented to a change in control of the tenant, pursuant to which Wellgreens acquired the tenant entity formerly operated by the Cannabist. In connection with the Amendment, the lease term was extended by five years, through December 31, 2034, with three renewal options and annual contractual rent escalators. In addition, the existing purchase option under the lease remained with the tenant. All other material terms of the lease remain unchanged.
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
Available Properties
As of June 30, 2026, three of our cultivation facilities, located in Pottsville, Pennsylvania; Sparks, Nevada; and Fitchburg, Massachusetts, were available for lease following tenant departures in 2025. We continue to actively market these properties for lease.
Financial Markets Update
U.S. monetary policy remains restrictive relative to historical norms, and interest rates continue to be elevated compared to prior years. Capital availability remains selective, particularly for emerging and specialized sectors such as cannabis. While certain operators have successfully refinanced or extended debt maturities, many continue to experience margin pressure, elevated leverage and limited access to traditional financing sources. Significant debt maturities remain outstanding across the industry through 2026 and 2027, leading to ongoing refinancing risk. Industry-wide credit stress has contributed to several notable restructurings and insolvency proceedings across the sector, including at the parent-company level of certain private and public multi-state operators.
Broader macroeconomic uncertainty persists, including inflationary pressures, uncertainty regarding future interest rate policy and cautious investor sentiment. These conditions have contributed to a disciplined approach to capital deployment across equity and credit markets, with increased emphasis on liquidity, balance-sheet strength and risk management.
As a REIT focused on leasing properties to cannabis tenants, we continue to closely monitor these evolving market dynamics. Disciplined underwriting, proactive tenant engagement and active portfolio management remain central to our strategy as we operate in an environment characterized by elevated borrowing costs, selective capital availability and sector-specific regulatory and credit risks. We believe the ongoing financial pressures affecting portions of the cannabis industry, including refinancing challenges associated with upcoming debt maturities, underscore the importance of prudent tenant evaluation and thoughtful portfolio construction.
Regulatory Environment - Industry Impacts
As of June 30, 2026, the federal regulatory environment for cannabis continued to evolve. In April 2026, the U.S. Department of Justice ("DOJ") issued an order rescheduling medical cannabis sold under qualifying state-licensed medical marijuana programs from Schedule I to Schedule III of the Controlled Substances Act ("CSA"). The order permits qualifying state-licensed medical marijuana operators that obtain and maintain the required DEA registrations to operate under a federal Schedule III framework and eliminates the application of Internal Revenue Code Section 280E for qualifying state-licensed medical marijuana businesses. As a result, qualifying operators may benefit from reduced federal tax burdens, improved operating cash flows and enhanced access to capital.
Legal challenges have been filed in the U.S. Court of Appeals for the D.C. Circuit challenging the April 2026 DOJ order and related DEA actions. These challenges include claims that the order exceeds DOJ's statutory authority, was procedurally deficient, and did not comply with applicable administrative requirements under the Administrative Procedure Act, the Controlled Substances Act and treaty-related obligations. Certain petitioners have sought to have the April 2026 order vacated, and, based on the information available as of the date of this filing, these legal challenges remain unresolved. If successful, these challenges could result in changes to, or the reversal of, the current federal classification framework applicable to qualifying state-licensed medical cannabis businesses.
The April 2026 order does not apply to adult-use cannabis, which remains subject to a separate federal regulatory framework. Separately, the DEA initiated an expedited administrative process to consider broader rescheduling of cannabis. The DEA administrative hearing regarding broader cannabis rescheduling commenced on June 29, 2026 and concluded on July 15, 2026. Following the hearing, the DEA Administrative Law Judge established August 17, 2026 as the deadline for transcript corrections and optional post-hearing briefs, after which time he will issue his findings and recommendation to the DEA Administrator. As of the date of this filing, no final determination has been issued in the broader rescheduling proceeding.
We believe these developments represent a significant milestone for the regulated cannabis industry and may improve operating cash flows, credit profiles and access to capital for certain operators over time. However, the ultimate impact of these developments will depend on the outcome of pending legal challenges, ongoing administrative proceedings, future federal regulatory actions, and the implementation and interpretation of applicable federal and state requirements. We continue to monitor these developments and their potential impact on our tenants and the broader cannabis industry.
Inflation and Supply Chain Constraints
The Consumer Price Index ("CPI") rose by approximately 3.5% for the twelve months ended June 30, 2026. While inflation remains well below the peaks experienced during 2022, recent data indicates renewed upward pressure, particularly related to energy costs. It remains above the Federal Reserve’s long-term 2% target, contributing to higher costs across labor, materials, and services.
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

We believe that all of the decisions and assessments upon which our consolidated financial statements have been based were reasonable at the time made and based upon information available to us at that time. There have been no changes to our critical accounting estimates included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2025.
Second Quarter 2026 Highlights
Capital Market Activity
Dividends
On June 12, 2026, our Board of Directors declared a second quarter 2026 cash dividend of $0.43 per share of common stock, equivalent to an annualized dividend of $1.72 per share of common stock. The dividend was paid on July 15, 2026, to stockholders of record at the close of business on June 30, 2026.
Recent Developments
On August 5, 2026, we entered into an amendment to the Revolving Credit Facility, amending the Loan and Security Agreement. The amendment (i) maintains the aggregate commitment under the Revolving Credit Facility at $90.0 million, subject to lender approval for borrowings in excess of $30.0 million; (ii) extends the maturity date by two years from May 6, 2027 to May 6, 2029; (iii) modifies the interest rate provisions such that borrowings bear interest at a variable rate equal to the greater of (a) the Prime Rate quoted in The Wall Street Journal (Western Edition) or (b) 6.25%; and (iv) revises the unused line fee provisions such that a 0.25% per annum fee applies only if average daily revolver usage is less than 35% of approved availability for the applicable period.
Results of Operations
General
During the three months ended June 30, 2026, we derived substantially all of our revenue from rental income generated by 31 leased properties, each of which is leased to a single tenant under a triple‑net lease. We continue to market our three available cultivation facilities located in Pottsville, Pennsylvania; Sparks, Nevada; and Fitchburg, Massachusetts, for lease and are actively seeking replacement tenants. As of June 30, 2026, our portfolio remained conservatively leveraged, with only $7.6 million outstanding under our Revolving Credit Facility. Our annualized general and administrative expense ratio was 1.5% of total assets.

Comparison of the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2026	2025	Q2'26 vs Q2'25
Revenue:
Rental Income	$11,786	$12,564	$(778)
Interest Income from Loans	140	137	3
Fees and Reimbursables	161	231	(70)
Total Revenue	12,087	12,932	(845)

Expenses:
Reimbursable Property Expenses	50	41	9
Property Carrying Costs	135	5	130
Depreciation and Amortization Expense	3,864	3,877	(13)
General and Administrative Expenses:
Compensation Expense	976	670	306
Professional Fees	396	197	199
Other General and Administrative Expenses	540	554	(14)
Total General and Administrative Expenses	1,912	1,421	491

Total Expenses	5,961	5,344	617

Loss on Sale of Real Estate	—	(34)	34
Provision for Current Expected Credit Loss	9	10	(1)
Income From Operations	6,135	7,564	(1,429)

Other Income (Expense):
Other Income	78	91	(13)
Interest Expense	(216)	(210)	(6)
Total Other Income (Expense)	(138)	(119)	(19)

Net Income	5,997	7,445	(1,448)

Net Income Attributable to Noncontrolling Interests	(101)	(126)	25

Net Income Attributable to Common Stockholders	$5,896	$7,319	$(1,423)
Revenues
Rental Income
Rental income for the three months ended June 30, 2026 decreased by approximately $0.8 million, to approximately $11.8 million, compared to approximately $12.6 million for the three months ended June 30, 2025. The decrease in rental income was primarily attributable to:
•Approximately $0.4 million related to our Fitchburg, Massachusetts cultivation facility, which was available for lease during the three months ended June 30, 2026. The property became available following the departure of the prior tenant in July 2025.

•Approximately $0.7 million related to two cultivation facilities located in Sparks, Nevada and Pottsville, Pennsylvania, which were available for lease during the three months ended June 30, 2026. The properties became available following the departure of the prior tenant in August 2025.
The decreases in rental income described above were partially offset by:
•Annual rent escalations across our portfolio, which increased rental income by approximately $0.3 million during the three months ended June 30, 2026.
•A full quarter of rental income from two dispensaries acquired in Ohio during 2025 as well as rental income associated with improvement allowances funded at one of the Ohio dispensaries, which together increased rental income by approximately $30 thousand during the three months ended June 30, 2026.
Interest Income from Loans
Interest income from loans increased slightly due to the annual rate adjustment on our one $5.0 million loan receivable.
Fees and Reimbursables
Fees and reimbursables decreased slightly due to timing of revenue reimbursements during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Expenses
Reimbursable Property Expenses
Reimbursable property expenses for the three months ended June 30, 2026 remained relatively flat quarter over quarter. From time to time, we may pay certain property-level expenses on behalf of tenants that are reimbursable to us. Accordingly, fluctuations between periods primarily reflect the nature and amount of expenses paid on behalf of tenants during the period and are not indicative of a recurring expense trend.
Property Carrying Costs
Property carrying costs represent expenses incurred to maintain properties that are available for lease. These costs generally include real estate taxes, utilities, property management fees, security, and other expenses necessary to keep the properties functional and marketable. We incurred minimal property carrying costs during the three months ended June 30, 2025, as only one property incurred such costs. During the three months ended June 30, 2026, we incurred approximately $0.1 million of property carrying costs related to three cultivation facilities located in Fitchburg, Massachusetts; Pottsville, Pennsylvania; and Sparks, Nevada that were available for lease during the period.
Depreciation and Amortization
Depreciation and amortization remained relatively flat quarter over quarter.
General and Administrative Expenses
Total general and administrative expenses for the three months ended June 30, 2026 increased by approximately $0.5 million to approximately $1.9 million, compared to $1.4 million for the three months ended June 30, 2025. The increase in total general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes salaries and benefits for directors, employees and officers, as well as stock-based compensation. For the three months ended June 30, 2026, compensation expense increased by approximately $0.3 million to $1.0 million, compared to $0.7 million for the three months ended June 30, 2025. The increase was primarily attributable to an employee resignation in May 2025, which resulted in a one-time reduction in compensation expense during the three months ended June 30, 2025. To a lesser extent, modest annual merit-based salary increases and modest increases in stock-based compensation expense contributed to the increase during the three months ended June 30, 2026

Professional Fees
Professional fees for the three months ended June 30, 2026 increased by approximately $0.2 million, to approximately $0.4 million compared to approximately $0.2 million for the three months ended June 30, 2025. The increase was primarily attributable to higher consulting and legal costs associated with corporate initiatives and efforts related to our portfolio.
Other General and Administrative Expenses
Other general and administrative expenses remained relatively flat quarter over quarter.
Loss on Sale of Real Estate
There were no property sales or exchanges during the three months ended June 30, 2025.
Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively flat quarter over quarter.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income remained relatively flat quarter over quarter.
Interest Expense
Interest expense which is mainly comprised of interest on our Revolving Credit Facility remained relatively flat quarter over quarter.

Comparison of the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Q2'26 vs Q2'25
Revenue:
Rental Income	$23,548	$25,151	$(1,603)
Interest Income from Loans	277	271	6
Fees and Reimbursables	570	720	(150)
Total Revenue	24,395	26,142	(1,747)

Expenses:
Reimbursable Property Expenses	385	668	(283)
Property Carrying Costs	367	5	362
Depreciation and Amortization Expense	7,731	7,760	(29)
General and Administrative Expenses:
Compensation Expense	1,958	1,875	83
Professional Fees	910	803	107
Other General and Administrative Expenses	916	964	(48)
Total General and Administrative Expenses	3,784	3,642	142

Total Expenses	12,267	12,075	192

Loss on Sale of Real Estate	—	(34)	34
Provision for Current Expected Credit Loss	20	23	(3)
Income From Operations	12,148	14,056	(1,908)

Other Income (Expense):
Other Income	152	177	(25)
Interest Expense	(431)	(384)	(47)
Total Other Income (Expense)	(279)	(207)	(72)

Net Income	11,869	13,849	(1,980)
Net Income Attributable to Noncontrolling Interests	(199)	(234)	35

Net Income Attributable to Common Stockholders	$11,670	$13,615	$(1,945)
Revenues
Rental Income
Rental income for the six months ended June 30, 2026 decreased by approximately $1.6 million to approximately $23.5 million, compared to approximately $25.2 million for the six months ended June 30, 2025. The decrease in rental income was primarily attributable to:
•Approximately $0.8 million related to our Fitchburg, Massachusetts cultivation facility, which was available for lease during the six months ended June 30, 2026. The property became available following the departure of the prior tenant in July 2025.
•

•Approximately $1.5 million related to two cultivation facilities located in Sparks, Nevada and Pottsville, Pennsylvania, which were available for lease during the six months ended June 30, 2026. The properties became available following the departure of the prior tenant in August 2025.
The decreases in rental income described above were partially offset by increases in rental income primarily attributable to:
•Annual rent escalations across our portfolio, which generated an increase of approximately $0.6 million of rental income during the six months ended June 30, 2026.
•A full six months of rental income from two dispensaries acquired in Ohio during 2025 as well as rental income associated with improvement allowances funded at one of the Ohio dispensaries, which together increased rental income by approximately $0.1 million during the six months ended June 30, 2026.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our one $5.0 million loan receivable.
Fees and Reimbursables
Fees and reimbursables for the six months ended June 30, 2026 decreased by approximately $150 thousand, to approximately $570 thousand, from approximately $720 thousand for the six months ended June 30, 2025, primarily due to timing of revenue reimbursements between periods.
Expenses
Reimbursable Property Expenses
For the six months ended June 30, 2026, reimbursable property expenses decreased by approximately $0.3 million to approximately $0.4 million compared to approximately $0.7 million for the six months ended June 30, 2025. In certain circumstances we will pay for select expenses on behalf of the tenant with the tenant being obligated to reimburse us. Accordingly, fluctuations between periods primarily reflect the nature and amount of expenses paid on behalf of tenants during the period and are not indicative of a recurring expense trend.
Property Carrying Costs
Property carrying costs represent expenses incurred to maintain properties that are available for lease. These costs generally include real estate taxes, utilities, property management fees, security, and other expenses needed to keep the properties functional and marketable for leasing. During the six months ended June 30, 2026, we incurred approximately $0.4 million of property carrying costs related to three cultivation facilities located in Fitchburg, Massachusetts; Pottsville, Pennsylvania; and Sparks, Nevada that were available for lease during the period. Property carrying costs were minimal during the prior-year period, and the increase was primarily attributable to carrying costs incurred at these facilities during the six months ended June 30, 2026.
Depreciation and Amortization Expense
Depreciation and amortization expense remained relatively flat year over year.
General and Administrative Expenses
The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes salaries and benefits for directors, employees and officers, as well as stock-based compensation. For the six months ended June 30, 2026, compensation expense increased by approximately $0.1 million, to approximately $2.0 million compared to approximately $1.9 million for the six months ended June 30, 2025. The increase was primarily attributable to an employee resignation in May 2025, which resulted in a one-time reduction in compensation expense during the six months ended June 30, 2025. To a lesser extent, modest annual merit-based salary increases and modest increases in stock-based compensation expense also contributed to the increase during the six months ended June 30, 2026.
Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. For the six months ended June 30, 2026, professional fees increased by approximately $0.1 million, to approximately $0.9 million compared to approximately $0.8 million for the six months ended June 30, 2025. The increase was primarily attributable to higher consulting and legal costs associated with corporate initiatives and efforts related to our portfolio.
Other General and Administrative Expenses
Other general and administrative expenses remained relatively flat year over year.
Loss on Sale of Real Estate
There were no property sales or exchanges during the six months ended June 30, 2026.
Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively flat year over year.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income remained relatively flat year over year.
Interest Expense
Interest expense increased minimally related to the change in borrowing costs under our Revolving Credit Facility, which transitioned to a variable interest rate of Prime plus 1% compared to a fixed rate of 5.65%, effective May 6, 2025. The interest rate under our Revolving Credit Facility at June 30, 2026 was 7.75%.
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
The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income Attributable to Common Stockholders	$5,896	$7,319	$11,670	$13,615
Net Income Attributable to Noncontrolling Interests	101	126	199	234
Net Income	5,997	7,445	11,869	13,849

Adjustments:
Real Estate Depreciation and Amortization	3,860	3,873	7,722	7,751
Loss on Sale of Real Estate	—	34	—	34
FFO Attributable to Common Stockholders - Diluted	9,857	11,352	19,591	21,634
Provision for Current Expected Credit Loss	(9)	(10)	(20)	(23)
Stock-Based Compensation	348	47	647	434
Non-cash Interest Expense	67	67	135	135
Amortization of Straight-line Rent Expense	(1)	(1)	(1)	(2)
AFFO Attributable to Common Stockholders - Diluted	$10,262	$11,455	$20,352	$22,178
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
As of June 30, 2026, our liquidity total included $25.8 million of cash and cash equivalents along with $82.4 million available on our Revolving Credit Facility, subject to sufficient collateral in the borrowing base. While we believe these sources of liquidity are adequate to support our near-term needs, there can be no assurance that such sources will remain available to us on terms acceptable or in amounts sufficient to meet our future requirements.
In May 2025, the interest rate on our Revolving Credit Facility transitioned from a fixed rate of 5.65% to a variable rate of prime plus 1.00%. As of June 30, 2026, we had $7.6 million outstanding under the facility. Refer to Note 17 - "Subsequent Events" for additional details regarding the amendment to our Revolving Credit Facility. Given the relatively low outstanding balance, the impact of the rate change on our interest expense and liquidity has not been significant. Based on our current level of borrowings and the absence of any near‑term debt maturities, we do not expect changes in market interest rates to materially affect our liquidity position in the near term.
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

Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net Cash Provided by Operating Activities	$20,848	$21,625
Cash Used in Investing Activities	$(375)	$(785)
Cash Used in Financing Activities	$(18,648)	$(19,199)
Cash and Cash Equivalents - End of Period	$25,762	$21,854
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was approximately $20.8 million and $21.6 million, respectively. Operating cash flow in both periods were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses and property carrying costs.
Cash Used in Investing Activities:
Cash used in investing activity during the six months ended June 30, 2026 and 2025 was approximately $0.4 million and $0.8 million, respectively. Cash used in investing activities during 2026 primarily related to funding an improvement allowance at a dispensary in Ohio, while cash used in investing activities during 2025 was primarily related to the purchase two dispensaries in Ohio.
Cash Used in Financing Activities:
Cash used in financing activities for the six months ended June 30, 2026 and 2025 was approximately $18.6 million and $19.2 million, respectively. Financing cash outflows in both periods primarily consisted of dividend payments, distributions to holders of LPI Units and cash paid for taxes in lieu of issuing common stock upon the vesting of RSUs and PSUs. The higher financing cash outflows during 2025 were primarily attributable to the cash settlement of PSUs and cash redemptions of LPI Units.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the six months ended June 30, 2026, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, we authorized distributions on our LPI Units of $0.86 per share.
During the six months ended June 30, 2025, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our LPI Units of $0.86 per share.

Contractual Obligations and Commitments
Corporate Office Lease
As of June 30, 2026, we were the lessee under one office lease which had an initial term of four years and was amended on November 20, 2025, to extend the initial term for one year ending August 31, 2027. The lease is subject to annual escalations and the annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year five. The office lease has a remaining weighted average term of approximately 1.17 years.
Revolving Credit Facility
Effective May 6, 2025, the Revolving Credit Facility transitioned from a fixed rate of 5.65% to a variable rate structure, bearing interest at a variable rate based upon the greater of (a) the Prime Rate published in the Wall Street Journal (Western Edition) plus a margin of 1.0%, or (b) 4.75%. As of June 30, 2026, the interest rate on our Revolving Credit Facility was 7.75% and we had $7.6 million outstanding under the facility. Refer to Note 6 - "Financings" for additional details.
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
Interest Rate Risk
Interest rates are influenced by a range of factors, including fiscal and monetary policy, global economic conditions, and other variables beyond our control. We are exposed to interest rate risk through our Revolving Credit Facility, which bears a floating interest rate indexed to the Prime Rate published in the Wall Street Journal (Western Edition). As of June 30, 2026, we had $7.6 million in principal outstanding under the facility, bearing interest at 7.75%, which reflects a 100 basis point spread over the prevailing Prime Rate of 6.75%. Our cost of financing increased following the transition from a fixed rate of 5.65% through May 2025 to a variable structure thereafter. Although the Prime Rate has remained stable since the fourth quarter of 2025, our effective interest rate remains subject to future fluctuations in benchmark rates. To manage this exposure, we may evaluate the use of interest rate derivative instruments or other hedging strategies.
Impact of Inflation
As of June 30, 2026, inflation remained elevated with the CPI rising approximately 3.5% over the trailing twelve month period. This reflects a modest increase compared to the 2.7% inflation rate recorded during the trailing twelve months period ended June 30, 2025. While inflation continues to trend downward from the peaks of 2022, it remains above the Federal Reserve's long-term 2% target.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the “Repurchase Program”). Such authorization had an expiration date of December 31, 2023. On September 15, 2023, our board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the Repurchase Program through December 31, 2024. On November 19, 2024, our board of directors authorized extending the duration of the Repurchase Program to conclude on December 31, 2026. The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended June 30, 2026. The remaining availability under the Repurchase Program as of June 30, 2026 was approximately $8.2 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2026, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On August 5, 2026, NLCP Operating Partnership, L.P.(the "Operating Partnership") entered into Amendment Number Three to the Loan and Security Agreement (the “Third Amendment”), amending the Loan and Security Agreement, dated as of May 6, 2022, as amended by the First Amendment to Loan and Security Agreement, dated as of July 29, 2022 and the Omnibus Second Amendment to Loan and Security Agreement and Loan Documents, dated as of March 10, 2025 (the “Existing Loan and Security Agreement” and, as amended by the Third Amendment, the “Loan and Security Agreement”), by and among the Operating Partnership and a commercial federally regulated bank, as a lender and as agent for the lenders from time to time party thereto (the “Lenders”), and the Lenders.

The Third Amendment (i) maintains the aggregate revolving commitment of $90.0 million, with one existing regional bank providing the full commitment under the facility, subject to lender approval for borrowings in excess of $30.0 million in aggregate principal amount ; (ii) extends the maturity date by two years to May 6, 2029; (iii) modifies the interest rate, such that borrowings bear interest at a variable rate equal to the greater of (a) the Prime Rate quoted in the Wall Street Journal (Western Edition) or (b) 6.25%; and (iv) revises the unused line fee provisions such that a 0.25% per annum unused line fee applies only if average daily revolver usage is less than 35% of approved revolver availability for the applicable period.

In connection with the Third Amendment, the guarantors of the Loan and Security Agreement reaffirmed the existing Guaranty. The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which will be filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2026.

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
10.1
Form of Senior Executive Performance Stock Unit Agreement under the NewLake Capital Partners, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2026).

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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: August 5, 2026	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2026	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)