Form 10-Q
period 2026-09-30
NewLake Capital Partners, Inc.
filed 2026-11-05
CIK 1854964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Common Stock, par value $0.01 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                         Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 3, 2026 was 20,580,766.

NewLake Capital Partners, Inc.
FORM 10-Q
September 30, 2026
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets:
Real Estate
Land	$23,453	$22,903
Building and Improvements	405,358	404,983
Total Real Estate	428,811	427,886
Less Accumulated Depreciation	(68,019)	(57,916)
Net Real Estate	360,792	369,970
Real Estate Held for Sale	4,802	4,802
Cash and Cash Equivalents	17,860	23,937
In-Place Lease Intangible Assets, net	12,371	15,710
Loan Receivable, net (Current Expected Credit Loss of $42 and $71, respectively)	4,708	4,929
Other Assets	1,498	1,481
Total Assets	$402,031	$420,829

Liabilities and Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,310	$1,307
Revolving Credit Facility	—	7,600
Dividends and Distributions Payable	9,041	9,169
Security Deposits	6,664	6,728
Rent Received in Advance	754	1,013
Other Liabilities	132	324
Total Liabilities	17,901	26,141

Commitments and Contingencies (Note 15)

Equity:
Preferred Stock, $0.01 Par Value, 100,000,000 Shares Authorized, 0 Shares Issued and Outstanding, respectively	—	—
Common Stock, $0.01 Par Value, 400,000,000 Shares Authorized, 20,580,766 and 20,552,632 Shares Issued and Outstanding, respectively	206	205
Additional Paid-In Capital	447,749	447,185
Accumulated Deficit	(70,381)	(59,449)
Total Stockholders' Equity	377,574	387,941

Noncontrolling Interests	6,556	6,747
Total Equity	384,130	394,688

Total Liabilities and Equity	$402,031	$420,829
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Rental Income	$11,828	$12,335	$35,376	$37,485
Interest Income from Loans	138	137	415	408
Fees and Reimbursables	58	115	629	835
Total Revenue	12,024	12,587	36,420	38,728

Expenses:
Reimbursable Property Expenses	48	46	434	713
Property Carrying Costs	276	145	643	150
Depreciation and Amortization Expense	5,724	3,874	13,454	11,634
General and Administrative Expenses:
Compensation Expense	943	933	2,902	2,808
Professional Fees	337	334	1,247	1,137
Other General and Administrative Expenses	367	350	1,284	1,314
Total General and Administrative Expenses	1,647	1,617	5,433	5,259
Total Expenses	7,695	5,682	19,964	17,756

Loss on Sale of Real Estate	—	—	—	(34)
Provision for Current Expected Credit Loss	9	11	29	34

Income From Operations	4,338	6,916	16,485	20,972

Other Income (Expense):
Other Income	56	97	208	274
Interest Expense	(146)	(232)	(576)	(616)
Total Other Income (Expense)	(90)	(135)	(368)	(342)

Net Income	4,248	6,781	16,117	20,630

Net Income Attributable to Noncontrolling Interests	(72)	(115)	(271)	(348)

Net Income Attributable to Common Stockholders	$4,176	$6,666	$15,846	$20,282

Net Income Attributable to Common Stockholders Per Share - Basic	$0.20	$0.32	$0.77	$0.98

Net Income Attributable to Common Stockholders Per Share - Diluted	$0.20	$0.32	$0.77	$0.98

Weighted Average Shares of Common Stock Outstanding - Basic	20,674,980	20,629,562	20,662,352	20,613,788

Weighted Average Shares of Common Stock Outstanding - Diluted	21,047,217	20,995,800	21,034,257	20,981,539
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30, 2026
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of June 30, 2026	20,580,766	$206	$447,704	$(65,670)	$6,638	$388,878
Restricted Stock Units Settled in Cash	—	—	(279)	—	—	(279)
Stock-Based Compensation	—	—	324	—	—	324
Dividends to Common Stock	—	—	—	(8,850)	—	(8,850)
Dividends on Restricted Stock Units	—	—	—	(37)	—	(37)
Distributions to LPI Unitholders	—	—	—	—	(154)	(154)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	—	—	—	—
Net Income	—	—	—	4,176	72	4,248
Balance as of September 30, 2026	20,580,766	$206	$447,749	$(70,381)	$6,556	$384,130

	Three Months Ended September 30, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of June 30, 2025	20,552,632	$205	$446,759	$(54,265)	$6,830	$399,529
Stock-Based Compensation	—	—	316	—	—	316
Dividends to Common Stock	—	—	—	(8,838)	—	(8,838)
Dividends on Restricted Stock Units	—	—	—	(32)	—	(32)
Distributions to LPI Unitholders	—	—	—	—	(154)	(154)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	(6)	—	6	—
Net Income	—	—	—	6,666	115	6,781
Balance as of September 30, 2025	20,552,632	$205	$447,069	$(56,469)	$6,797	$397,602
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2025	20,552,632	$205	$447,185	$(59,449)	$6,747	$394,688
Conversion of Vested Restricted Stock Units and Performance Stock Units to Common Stock	28,072	1	(1)	—	—	—
Restricted Stock Units Settled in Cash	—	—	(279)	—	—	(279)
Conversion of LPI Units	62	—	—	—	—	—
Tax Withholdings in Lieu of Issuance of Common Stock	—	—	(128)	—	—	(128)
Stock-Based Compensation	—	—	971	—	—	971
Dividends to Common Stock	—	—	—	(26,549)	—	(26,549)
Dividends on Restricted Stock Units and Performance Stock Units	—	—	—	(229)	—	(229)
Distributions to LPI Unitholders	—	—	—	—	(461)	(461)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	1	—	(1)	—
Net Income	—	—	—	15,846	271	16,117
Balance as of September 30, 2026	20,580,766	$206	$447,749	$(70,381)	$6,556	$384,130

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	20,514,583	$205	$446,627	$(50,067)	$7,207	$403,972
Conversion of Vested Restricted Stock Units and Performance Stock Units to Common Stock	36,599	—	—	—	—	—
Conversion of LPI Units to Cash	—	—	(253)	—	—	(253)
Tax Withholdings in Lieu of Issuance of Common Stock	—	—	(352)	—	—	(352)
Stock-Based Compensation	1,450	—	750	—	—	750
Dividends to Common Stock	—	—	—	(26,507)	—	(26,507)
Dividends on Restricted Stock Units and Performance Stock Units	—	—	—	(177)	—	(177)
Distributions to LPI Unitholders	—	—	—	—	(461)	(461)
Adjustment for Noncontrolling Interest Ownership in Operating Partnership	—	—	297	—	(297)	—
Net Income	—	—	—	20,282	348	20,630
Balance as of September 30, 2025	20,552,632	$205	$447,069	$(56,469)	$6,797	$397,602
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net Income	$16,117	$20,630
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	971	750
Loss on Sale of Real Estate	—	34
Depreciation and Amortization Expense	13,454	11,634
Amortization of Debt Issuance Costs	185	202
Provision for Credit Loss	(29)	(34)
Straight-Line Rent Expense	(2)	(4)
Application of Rent Escrow	—	(446)
Application of Security Deposit	(100)	(548)
Changes in Assets and Liabilities
Other Assets	13	(151)
Accounts Payable and Accrued Expenses	45	39
Security Deposits	36	14
Rent Received in Advance	(258)	587
Other Liabilities	7	(342)
Net Cash Provided by Operating Activities	30,439	32,365

Net Cash Flows from Investing Activities:
Funding of Improvement Allowances	(375)	—
Principal Repayment on Loan Receivable	250	—
Acquisition of Real Estate	(550)	(785)
Net Cash Used in Investing Activities	(675)	(785)

Net Cash Flows from Financing Activities:
Tax Withholdings in Lieu of Issuance of Common Stock	(327)	(352)
Restricted Stock Units Settled in Cash	(279)	—
Performance Stock Units Settled in Cash	—	(251)
Common Stock Dividends Paid	(26,537)	(26,491)
Restricted Stock Units and Performance Stock Units Dividends Paid	(370)	(409)
Distributions to LPI Unitholders	(461)	(468)
Cash Redemption of LPI Units	—	(253)
Repayments on Revolving Credit Facility	(7,600)	—
Deferred Financing Costs	(267)	—
Net Cash Used in Financing Activities	(35,841)	(28,224)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,077)	3,356
Cash and Cash Equivalents - Beginning of Period	23,937	20,213

Cash and Cash Equivalents - End of Period	$17,860	$23,569
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$394	$398
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends and Distributions Declared, Not Paid	$9,041	$9,024
Nonmonetary Acquisition of Real Estate	$—	$950
Nonmonetary Disposition of Real Estate	$—	$986
Accrual for Deferred Financing Costs	$42	$—
The accompanying notes are an integral part of the unaudited consolidated financial statements

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 1 - Organization
NewLake Capital Partners, Inc. (the "Company", "we", "us", "our"), a Maryland corporation, was formed on April 9, 2019. The Company is an internally managed Real Estate Investment Trust ("REIT") focused on providing long-term, single-tenant, triple-net sale leaseback and build-to-suit transactions for the cannabis industry. The Company conducts its operations through its subsidiary, NLCP Operating Partnership LP, a Delaware limited partnership (the "Operating Partnership" or "OP"). The Company is the sole managing general partner of the Operating Partnership. The Company's common stock trades on the OTCQX® Best Market (the "OTCQX") operated by the OTC Markets Group, Inc., under the symbol "NLCP".
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, as well as any wholly owned subsidiaries of the Operating Partnership and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the Securities and Exchange Commission ("SEC") on March 6, 2026. In management's opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.
Variable Interest Entities
The Company consolidates a VIE in which it is considered the primary beneficiary. The primary beneficiary is the entity that has: (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
NLCP Operating Partnership LP
The Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because it has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of September 30, 2026 and December 31, 2025, the assets and liabilities of the Company and the Operating Partnership were substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Recently Issued Accounting Pronouncements

Description	Effective Date	Effect on Financial Statements
In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses ("ASU 2024-03"). Within the notes to the financial statements, the amendment requires tabular disclosure of disaggregated information related to expense captions presented on the face of the income statement that include expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendment does not change the timing or amount of expense recognized, rather it is intended to provide incremental information about the components of an entity’s expenses.	For annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.
While the adoption of ASU 2024-03 is not expected to have an impact on the Company's consolidated financial statements, it may result in additional disclosures within the footnotes to the Company's consolidated financial statements.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 3 - Real Estate
Real Estate Portfolio
As of September 30, 2026, the Company owned 35 properties, located in 13 states. The following table presents the Company's real estate portfolio as of September 30, 2026 (in thousands):

Tenant		Market	Site Type	Land	Building and Improvements	Total Real Estate	Accumulated Depreciation		Net Real Estate
Acreage		Massachusetts	Cultivation	$481	$9,310	$9,791	$(1,918)		$7,873
Acreage		Pennsylvania	Cultivation	952	9,209	10,161	(1,831)		8,330
Bud'r		Connecticut	Dispensary	395	534	929	(124)		805
C3 Industries		Kentucky	Dispensary	550	—	550	—	(1)	550
C3 Industries		Missouri	Cultivation	948	28,069	29,017	(2,730)		26,287
Calypso Enterprises		Pennsylvania	Cultivation	1,486	30,527	32,013	(4,319)		27,694
The Cannabist Company		Illinois	Dispensary	162	1,053	1,215	(179)		1,036
The Cannabist Company	(2)	Illinois	Cultivation	801	10,560	11,361	(1,813)		9,548
The Cannabist Company		Massachusetts	Dispensary	108	2,212	2,320	(410)		1,910
The Cannabist Company		Massachusetts	Cultivation	1,136	12,690	13,826	(2,966)		10,860
CODES		Arkansas	Dispensary	238	1,919	2,157	(352)		1,805
CODES		Missouri	Cultivation	204	20,897	21,101	(5,159)		15,942
Cresco Labs		Illinois	Cultivation	276	50,456	50,732	(9,710)		41,022
Cresco Labs		Ohio	Dispensary	146	729	875	(19)		856
Cresco Labs		Ohio	Dispensary	182	809	991	(24)		967
Cresco Labs	(3)	Pennsylvania	Dispensary	44	1,271	1,315	(215)		1,100
Curaleaf		Connecticut	Dispensary	184	2,746	2,930	(508)		2,422
Curaleaf		Florida	Cultivation	388	75,595	75,983	(12,450)		63,533
Curaleaf		Illinois	Dispensary	69	525	594	(101)		493
Curaleaf		Illinois	Dispensary	574	2,788	3,362	(614)		2,748
Curaleaf		Illinois	Dispensary	606	1,128	1,734	(219)		1,515
Curaleaf		North Dakota	Dispensary	779	1,395	2,174	(257)		1,917
Curaleaf		Ohio	Dispensary	281	3,072	3,353	(558)		2,795
Curaleaf		Pennsylvania	Dispensary	877	1,041	1,918	(257)		1,661
Curaleaf		Pennsylvania	Dispensary	216	2,010	2,226	(367)		1,859
Curaleaf		Pennsylvania	Dispensary	70	880	950	(46)		904
Mint		Arizona	Cultivation	3,574	18,236	21,810	(1,032)		20,778
PharmaCann		Massachusetts	Dispensary	411	1,701	2,112	(571)		1,541
PharmaCann		Ohio	Dispensary	281	1,269	1,550	(141)		1,409
Trulieve		Pennsylvania	Cultivation	1,061	43,209	44,270	(8,864)		35,406
Wellgreens		California	Dispensary	1,082	2,692	3,774	(478)		3,296
Available for Lease		Nevada	Cultivation	1,002	12,577	13,579	(1,609)		11,970
Available for Lease		Pennsylvania	Cultivation	2,963	12,315	15,278	(1,783)		13,495
Available for Lease		Massachusetts	Cultivation	926	41,934	42,860	(6,395)		36,465
Total Real Estate(4)(5)				$23,453	$405,358	$428,811	$(68,019)		$360,792
(1) This investment currently consists solely of land. No amounts have been funded for the development of the dispensary as of September 30, 2026 and therefore no related depreciation has commenced. Once the development is funded and placed-in-service, the Company will begin depreciating the applicable parts of the property.
(2) This property is being operated pursuant to a License Cooperation Agreement between The Cannabist Company and Stop 38 while Stop 38 awaits regulatory approval for its acquisition of the tenant operations.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 3 - Real Estate (continued)
(3) Formerly operated by PharmaCann. During the period, Cresco Labs closed on its acquisition of the tenant.
(4) This table does not include one property held for sale.
(5) At times, numbers in this table may differ due to rounding.
Real Estate Acquisitions
2026 Acquisitions
During the nine months ended September 30, 2026, the Company acquired one parcel of land in Kentucky and committed to fund approximately $1.6 million for the development of a dispensary (refer to the 2026 Improvement Allowances table below for details). This property was simultaneously leased to a related entity of an existing tenant.
The following table presents the real estate acquisitions for the nine months ended September 30, 2026 (in thousands):

Tenant	Market	Site Type	Closing Date	Real Estate Acquisition Costs
C3 Industries	Kentucky	Dispensary	August 4, 2026	$550
Total				$550
2025 Acquisitions
During the year ended December 31, 2025, the Company acquired three dispensaries and committed to fund improvement allowances (refer to the 2025 Improvement Allowances table below for details). These properties were simultaneously leased to a related entity of an existing tenant.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 3 - Real Estate (continued)
Real Estate Held for Sale
On November 24, 2025, the Company entered into an agreement with a broker to market the Hartford, CT property for sale which is leased to C3 Industries ("C3"). The property has a carrying amount of approximately $4.8 million and is available for immediate sale in its present condition. Management is working with a broker and has committed to a plan to sell the asset. The property is presented as "Real Estate Held for Sale" in the accompanying consolidated balance sheet.
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
Real Estate Commitments
2026 Improvement Allowance
The following table presents the funded commitments and remaining unfunded commitments as of September 30, 2026 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
C3 Industries	Kentucky	Dispensary	August 4, 2026	$—	$1,550
Cresco Labs	Ohio	Dispensary	April 25, 2025	375	—
Total				$375	$1,550
2025 Improvement Allowances
The following table presents the funded commitments and the remaining unfunded commitments for the year ended December 31, 2025 (in thousands):

Tenant	Market	Site Type	Closing Date	Funded Commitments	Unfunded Commitments
Cresco Labs	Ohio	Dispensary	February 19, 2025	$705	$—
Cresco Labs	Ohio	Dispensary	April 25, 2025	—	375
Total				$705	$375
In-place Lease Intangible Assets
During the nine months ended September 30, 2026, as a result of a lease termination agreement with a tenant that is selling its operating business, the Company recognized approximately $1.9 million of accelerated amortization to fully amortize the remaining carrying value of an in-place lease intangible. The accelerated amortization was recorded within "Depreciation and Amortization Expense" in the accompanying consolidated statements of operations. The following table presents the future amortization of the Company’s acquired in-place leases as of September 30, 2026 (in thousands):

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 3 - Real Estate (continued)

Year	Amortization Expense
2026 (three months ending December 31, 2026)	$436
2027	1,745
2028	1,745
2029	1,745
2030	1,566
Thereafter	5,134
Total	$12,371
Depreciation and Amortization
For both the three months ended September 30, 2026 and 2025, depreciation expense on the Company's real estate assets was approximately $3.4 million. Depreciation expense on the Company's real estate assets for both the nine months ended September 30, 2026 and 2025 was approximately $10.1 million.
Amortization of the Company’s acquired in-place lease intangible assets was approximately $2.4 million for the three months ended September 30, 2026 and approximately $0.5 million for three months ended September 30, 2025. Amortization of the Company’s acquired in-place lease intangible assets was approximately $3.3 million for the nine months ended September 30, 2026 and approximately $1.5 million for the nine months ended September 30, 2025. The acquired in-place lease intangible assets have a weighted average remaining amortization period of approximately 7.47 years.
Real Estate Impairment
During the three months ended September 30, 2026, the Company identified indicators of impairment for certain properties available for lease and properties leased to tenants that had filed for foreign bankruptcy proceedings and evaluated those properties in accordance with ASC 360, Property, Plant and Equipment.
For each property assessed, the Company estimated the undiscounted future cash flows expected to be generated throughout the expected holding period and compared those amounts to the related carrying value. In each case, the estimated undiscounted cash flows exceeded the carrying value of the property. Accordingly, no impairment losses were recognized during the three and nine months ended September 30, 2026.
Note 4 - Leases
As Lessor
The Company's properties are leased to single tenants on a long-term, triple-net basis, which obligates the tenant to be responsible for the ongoing expenses of a property, in addition to its rent obligations. Under certain circumstances the Company will pay for certain expenses on behalf of the tenant and the tenant is required to reimburse the Company. The presentation in the statements of operations for these expenses are gross where the Company records revenue and a corresponding reimbursable expense. Expenses paid directly by a tenant are not reimbursable and therefore are not reflected in the statements of operations. The expense and reimbursable amounts may differ due to timing, since the revenue is recorded on a cash basis. The revenues associated with the reimbursable expenses were classified in "Fees and Reimbursables" in the accompanying consolidated statements of operations. For the three months ended September 30, 2026 and 2025, the reimbursable revenues were $14.2 thousand and $62.8 thousand, respectively. For the nine months ended September 30, 2026 and 2025 the reimbursable revenues were $486.5 thousand and $685.9 thousand, respectively. Reimbursable expenses are classified as "Reimbursable Property Expenses" in the accompanying consolidated statements of operations.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 4 - Leases (continued)
The Company's tenants operate in the cannabis industry. All of the Company's leases generally contain annual increases in rent over the expiring rental rate at the time of expiration. As of September 30, 2026, the Company's portfolio has a weighted average remaining lease term of 11.5 years with a weighted average annual rent escalator of 2.6%. Certain leases of the Company also contain an improvement allowance, which is generally available to be funded between 12 and 18 months. In some leases, the tenant becomes liable to pay rent as if all the improvement allowance has been funded, even if there are still unfunded commitments. Improvement allowances also contain annual increases which generally increase at the same rate as base rent, per the lease agreement.
Certain of the Company's leases provide the lessee with lease extension options, which generally contain annual increases in rent, as explained above. Certain of the Company's leases provide the lessee with a right of first refusal or right of first offer in the event the Company markets the leased property for sale. As of September 30, 2026, the Company had two leases that granted the lessee an option to purchase the leased property at its fair market value at the end of the initial lease term in December 2029 and the end of the amended lease term in December 2034, respectively, subject to the satisfaction of certain conditions. As of September 30, 2026, the Company's gross investment in these two properties was approximately $6.3 million.
Lease Income
The following table presents the future contractual minimum rent under the Company’s operating leases as of September 30, 2026 (in thousands):

Year	Contractual Minimum Rent(1)
2026 (three months ending December 31, 2026)	$11,663
2027	47,711
2028	48,937
2029	50,196
2030	51,084
Thereafter	361,626
Total	$571,217
(1) Contractual minimum rent includes rent from one property classified as held for sale as of September 30, 2026.
Credit Risk and Geographic Concentration
The ability of any of the Company’s tenants to honor the terms of its lease is dependent upon the economic, regulatory, competitive, natural and social factors affecting the community in which that tenant operates. As of September 30, 2026 and 2025, the Company owned 35 and 34 properties, leased to 12 and 11 tenants, respectively. As of September 30, 2026, the Company had properties in 13 states including Arizona, Arkansas, California, Connecticut, Florida, Illinois, Kentucky, Massachusetts, Missouri, Nevada, North Dakota, Ohio, and Pennsylvania.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 4 - Leases (continued)
The following table presents the tenants in the Company's portfolio that represented the largest percentage of the Company's total rental income and fees, including applied escrow/security deposits, if any, and excluding revenue reimbursables, for each of the periods presented:

Three Months Ended September 30,
2026			2025
Tenant	Number of Leases	Percentage of Rental Income	Tenant	Number of Leases	Percentage of Rental Income
Curaleaf	10	26%	Curaleaf	10	24%
Cresco Labs	4	16%	Cresco Labs	3	14%
Trulieve	1	12%	Trulieve	1	11%
C3 Industries	3	8%	The Cannabist Company	5	9%
The Cannabist Company	4	8%	C3 Industries	2	8%

Nine Months Ended September 30,
2026			2025
Tenant	Number of Leases	Percentage of Rental Income	Tenant	Number of Leases	Percentage of Rental Income
Curaleaf	10	26%	Curaleaf	10	23%
Cresco Labs	4	16%	Cresco Labs	3	14%
Trulieve	1	12%	Trulieve	1	11%
C3 Industries	3	8%	The Cannabist Company	5	9%
The Cannabist Company	4	8%	C3 Industries	2	8%

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 4 - Leases (continued)
The following table presents the states in the Company’s portfolio that represented the largest percentage of the Company’s total rental income and fees, including applied escrow/security deposits, if any, and excluding revenue reimbursable, for each of the periods presented:

Three Months Ended September 30,
2026			2025
State	Number of Properties	Percentage of Rental Income(1)	State	Number of Properties	Percentage of Rental Income
Pennsylvania	8	25%	Pennsylvania	8	27%
Florida	1	21%	Florida	1	19%
Illinois	6	19%	Illinois	6	18%
Missouri	2	12%	Missouri	2	12%
Massachusetts	5	9%	Massachusetts	5	9%
(1) Excludes properties available for lease since no rental income was generated.

Nine Months Ended September 30,
2026			2025
State	Number of Properties	Percentage of Rental Income(1)	State	Number of Properties	Percentage of Rental Income
Pennsylvania	8	25%	Pennsylvania	8	26%
Florida	1	21%	Florida	1	19%
Illinois	6	20%	Illinois	6	18%
Missouri	2	12%	Missouri	2	11%
Massachusetts	5	9%	Massachusetts	5	10%
(1) Excludes properties available for lease since no rental income was generated.
Condition of Our Tenants
The Cannabist Company
On March 24, 2026, The Cannabist Company ("Cannabist"), which leased four of the Company's properties, commenced restructuring proceedings under the Companies' Creditors Arrangement Act ("CCAA") in Canada. The Company continues to monitor developments related to Cannabist and its restructuring proceedings.

In September 2026, the Company entered into agreements providing for the termination of Cannabist's lease at the Company's Aurora, Illinois cultivation facility and the commencement of a new lease with the acquirer of Cannabist's cultivation operations at this site, each effective upon closing of the related transaction, which remained pending as of September 30, 2026. In connection with these agreements, Cannabist forfeited its security deposit of approximately $100.0 thousand, which the Company recognized as rental income during the three months ended September 30, 2026.

At the Company's other three properties leased to Cannabist, the Company collected all contractual rent due through September 30, 2026. The Company holds aggregate security deposits of approximately $381.5 thousand related to these properties.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 4 - Leases (continued)
PharmaCann

In August 2026, the Company consented to a change in control of PharmaCann Penn LLC, the tenant at the Company's Shamokin, Pennsylvania dispensary property, whereby an affiliate of Cresco Labs Inc. acquired the tenant. In connection with the transaction, Cresco Labs Inc. became a guarantor under the existing lease. The terms of the lease otherwise remained unchanged.
As Lessee
The Company leases office space under an operating lease that expires on August 31, 2027. On November 20, 2025, the Company amended the lease agreement to extend the lease term by one year and recorded a ROU asset and Lease Liability remeasurement of approximately $85.3 thousand using a discount rate of 7.75%. As of September 30, 2026 and December 31, 2025, the Right of Use ("ROU") asset was approximately $66.4 thousand and $117.9 thousand, respectively. As of September 30, 2026, the remaining lease term was approximately 0.92 years.

The following table presents the future contractual rent obligations as lessee as of September 30, 2026 (in thousands):

Year	Contractual Base Rent
2026 (three months ending December 31, 2026)	$20
2027	52	(1)
Total Future Contractual Lease Payments	$72
Less: Amount Discounted Using Incremental Borrowing Rate	$(9)
Total Lease Liability	$63
(1) The lease is scheduled to expire on August 31, 2027. The lease allows for one renewal option of 3 years commencing immediately upon the expiration of the amended term.
Note 5 – Loan Receivable, net
Loan Receivable
The Company funded a $5.0 million unsecured loan to C3 Industries on June 10, 2022. The loan initially bore interest at a rate of 10.25% and is structured to increase annually in April by the product of 1.0225 times the interest rate in effect immediately prior to the anniversary date. The loan was interest only for the first four years with prepayment at any time without penalty. Beginning July 1, 2026, the outstanding principal and interest began amortizing over a five-year period, with a final maturity of June 30, 2031. The loan is cross-defaulted with C3 Industries' lease agreement with the Company. As of September 30, 2026 and December 31, 2025, the loan earned interest at rates of 11.20% and 10.96%, respectively, and the aggregate principal amount outstanding on the unsecured loan receivable was approximately $4.8 million and $5.0 million, respectively.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 5 – Loans Receivable, net (continued)
CECL Reserve
The Company recorded a provision for current expected credit loss on the unsecured loan (discussed above). Estimating the CECL allowance for credit loss requires significant judgment. The Company used a discounted cash flow analysis to determine the expected credit loss.
The following table presents the change in the CECL reserve for the nine months ended September 30, 2026 (in thousands):

Period	Expected Credit Loss
CECL reserve as of December 31, 2025	$71
Adjustment to expected credit loss	(29)
CECL reserve as of September 30, 2026	$42
Note 6 – Financings
Revolving Credit Facility
On May 6, 2022, the Company's Operating Partnership entered into a loan and security agreement, as amended (the "Loan and Security Agreement"), which provides for a $90.0 million secured revolving credit facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on a borrowing base consisting of eligible fee simple owned real properties that satisfy eligibility criteria specified in the Loan and Security Agreement and the lease income thereunder, which are owned by certain subsidiaries of the Operating Partnership. The Loan and Security Agreement also allows the Company, subject to certain conditions, to request additional revolving commitments such that the aggregate commitments under the Revolving Credit Facility may be increased to $100.0 million.
In August 2026, the Operating Partnership amended the Loan and Security Agreement. The amendment (i) maintained the aggregate commitment under the Revolving Credit Facility at $90.0 million, with one existing regional bank providing the full commitment under the facility, subject to lender approval for borrowings in excess of $30.0 million in aggregate principal amount; (ii) extended the maturity date by two years from May 6, 2027 to May 6, 2029; (iii) modified the interest rate such that borrowings bear interest at a variable rate equal to the greater of (a) the Prime Rate quoted in The Wall Street Journal (Western Edition) or (b) 6.25%; and (iv) revised the unused line fee provisions such that a 0.25% per annum fee applies only if average daily revolver usage is less than 35% of approved revolver availability for the applicable period. Costs incurred in connection with the amendment were capitalized and are classified in "Other Assets" in the consolidated balance sheets.
As of September 30, 2026 and December 31, 2025, the Company had $0 and $7.6 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2026, $90.0 million was available to be drawn, subject to sufficient collateral in the borrowing base and subject to customary lender approval for borrowings in excess of $30.0 million in aggregate principal amount.
The facility is subject to certain financial covenants, which include liquidity and debt service coverage ratios. The facility also includes customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2026, the Company was in compliance with the covenants under the Loan and Security Agreement.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 7 - Related Party Transactions
Investor Rights Agreement
Pursuant to our Investor Rights Agreement (the "Investor Rights Agreement"), West Investment Holdings, LLC, West CRT Heavy, LLC, Gary and Mary West Charitable Trust, Gary and Mary West 2012 Gift Trust and WFI Co-Investments, acting unanimously, collectively referred to as the "West Stockholders" and NL Ventures LLC ("Pangea") hold certain nomination rights with respect to members of our board of directors so long as they individually own in the aggregate certain percentages of the Company’s issued and outstanding common stock for 60 days consecutively. As of September 30, 2026, HG Vora Capital Management, LLC ("HG Vora") no longer met the applicable ownership threshold required to maintain nomination rights under the Investor Rights Agreement.
Note 8 - Noncontrolling Interests
Overview
Noncontrolling interests represent the limited partnership interest ("LPI Units") in the Operating Partnership not held by the Company. Net income allocated to noncontrolling interest is based on LPI Unitholders' ownership percentage in the Operating Partnership. As of September 30, 2026 and December 31, 2025, noncontrolling interests represented approximately 357,380 and 357,442 LPI Units, respectively, or 1.7% ownership interest in the Operating Partnership.
Allocation of Net Income
Net income allocated to the Operating Partnership noncontrolling interest for the three months ended September 30, 2026 and 2025 was approximately $72 thousand and $115 thousand, respectively. Net income allocated to the Operating Partnership noncontrolling interest for the nine months ended September 30, 2026 and 2025 was approximately $271 thousand and $348 thousand, respectively.
Redemption and Conversion Activity
During the three and nine months ended September 30, 2026, 0 and 62 LPI Units were converted to common stock, respectively. During the three and nine months ended September 30, 2025, 0 and 15,198 LPI Units were redeemed for cash by the Company, respectively.
Note 9 - Stock Based Compensation
The Company's board of directors adopted our 2021 Equity Incentive Plan (the "Plan"), to provide employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries, and non-employee members of the board of directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards to enable the Company to motivate, attract and retain the services of directors, officers and employees considered essential to the long term success of the Company.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Additionally, the Plan provides for the issuance of unrestricted common stock to directors who elect to receive their compensation in common stock rather than cash. During the nine months ended September 30, 2026 and 2025, 0 and 1,450 shares of common stock were issued related to director compensation, respectively. As of September 30, 2026, there were 1,719,954 shares available for issuance under the Plan, which assumes maximum performance is achieved with respect to Performance Stock Units ("PSUs") .
Restricted Stock Units
Restricted Stock Units ("RSUs") are granted to certain directors, officers and employees of the Company. Per the terms of the agreements, director RSUs that vest cannot be converted until the director separates from the Company. During the nine months ended September 30, 2026, 17,681 vested director RSUs were settled in cash for approximately $279 thousand in connection with the separation of one board member. During the nine months ended September 30, 2025, 13,146 vested director RSUs were converted to common stock in connection with the separation of one board member. Total aggregate outstanding RSUs as of September 30, 2026 and 2025 were 157,502 and 145,266, respectively.
Unvested Restricted Stock Units
The following table sets forth the Company's unvested RSU activity for the nine months ended September 30,:

	2026			2025
	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of RSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	68,336		$15.34	68,258		$16.39
Granted	54,303		$15.46	55,233		$15.54
Forfeited	(4,035)		$14.87	(14,828)		$15.88
Vested	(47,436)	(1)	$14.84	(40,327)	(2)	$17.21
Balance at September 30,	71,168		$15.79	68,336		$15.34
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Vested Restricted Stock Units
The following table sets forth the Company's vested RSU activity for the nine months ended September 30,:

		2026		2025
		Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share	Number of Vested Shares of RSUs	Weighted Average Grant Date Fair Value Per Share
Balance at January 1,		76,930	$17.98	68,253	$17.62
Vested	(1)	47,436	$14.84	40,327	$17.21
Converted		(29,973)	$16.13	(23,062)	$16.77
Shares Withheld	(2)	(8,059)	$15.42	(8,588)	$14.76
Balance at September 30,		86,334	$17.13	76,930	$17.98
(1) Represents the gross number of RSUs vested and includes shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
(2) Represents shares withheld to satisfy tax and other compensation related withholdings associated with the vested RSUs issued under the Plan.
Each RSU represents the right to receive one share of common stock upon vesting. The vested RSUs are also entitled to receive an accumulated dividend payment equal to the dividend paid on each share of common stock during the vesting period. During the nine months ended September 30, 2026 and 2025, the Company paid approximately $114.4 thousand and approximately $81.9 thousand, respectively, of accumulated dividends that became earned upon vesting of RSUs. As of September 30, 2026 and 2025, unearned dividends on unvested RSUs, which are only payable upon vesting, totaled approximately $130.0 thousand and $121.2 thousand, respectively.
Compensation Expense
The amortization of compensation costs associated with the RSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.2 million, excluding forfeitures, for both the three months ended September 30, 2026 and 2025. The amortization of compensation costs for the RSU awards amounted to approximately $0.6 million, excluding forfeitures, for both the nine months ended September 30, 2026 and 2025. The remaining unrecognized compensation cost of approximately $0.8 million for RSU awards is expected to be recognized over a weighted average amortization period of 1.2 years as of September 30, 2026.
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

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
The following table presents the PSU activity for the nine months ended September 30,:

	2026			2025
	Number of Unvested Shares of PSUs		Weighted Average Grant Date Fair Value Per Share	Number of Unvested Shares of PSUs		Weighted Average Grant Date Fair Value Per Share
Balance at January 1,	106,008		$14.03	154,087		$16.98
Granted	33,729		$18.55	54,688		$12.79
Issued	(29,016)	(1)	$11.23	(42,548)	(2)	$24.00
Forfeited	—		$—	(52,737)		$13.73
Balance at September 30,	110,721		$16.14	113,490		$13.84
(1) Represents the gross number of PSUs issued and includes 13,236 shares withheld to satisfy tax and other compensation related withholdings associated with the PSUs issued under the Plan.
(2) Represents the gross number of PSUs issued and includes 13,493 shares withheld to satisfy tax and other compensation related withholdings associated with the PSUs issued under the Plan.
In connection with the PSUs that vested on December 31, 2025, the Company issued 15,780 shares of common stock in January 2026, net of 13,236 shares withheld to satisfy tax and other required withholdings. In addition, the Company paid the accrued dividends of approximately $144.8 thousand, in January 2026, representing dividend equivalents earned during the performance period. Unearned dividends attributable to unvested PSUs totaled $341.8 thousand as of September 30, 2026.
In connection with the PSUs that vested on December 31, 2024, the Company issued 13,537 shares of common stock in January 2025, net of 13,493 shares which were withheld to satisfy tax and other required withholdings and 15,518 shares were redeemed in cash. In addition, the Company paid the accrued dividend of approximately $213.6 thousand in January 2025, representing dividend equivalent rights earned during the performance period. Unearned dividends attributable to unvested PSUs totaled $332.3 thousand as of September 30, 2025.
The following table outlines the grant date fair values and performance periods of the Company's outstanding PSU awards as of September 30, 2026:

Performance Period	Grant Date Fair Value	Minimum number of PSUs to be Issued	Maximum number of PSUs to be Issued
January 1, 2024-December 31, 2026	$17.30	—	78,262
January 1, 2025-December 31, 2027	$12.79	—	75,722
January 1, 2026-December 31, 2028	$18.55	—	67,458
    Compensation Expense
The amortization of compensation costs associated with the PSU awards are included in "Compensation Expense" in the accompanying consolidated statements of operations and amounted to approximately $0.1 million, for both the three months ended September 30, 2026 and 2025. The amortization of compensation costs for the PSU awards amounted to approximately $0.4 million and $0.5 million, excluding forfeitures, for the nine months ended September 30, 2026 and 2025. The remaining unrecognized compensation cost of approximately $0.7 million for PSU awards is expected to be recognized over a weighted average amortization period of 1.8 years as of September 30, 2026.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 9 - Stock Based Compensation (continued)
Stock Options
Prior to the completion of the initial public offering ("IPO"), the Company issued 791,790 nonqualified stock options (the "Options") to purchase shares of the Company’s common stock, subject to the terms and conditions of the applicable option grant agreements, with an exercise price per share of common stock equal to $24.00 and in such amounts as set forth in the option grant agreements. The Options vested on August 31, 2020. As of September 30, 2026 and 2025, the Options were fully exercisable and expire on July 15, 2027.
Note 10 - Warrants
Warrants Issued
On March 17, 2021, the Company entered into a warrant agreement which granted the holders the right to purchase 602,392 shares of common stock of the Company at a purchase price of $24.00 per share. The warrants were immediately exercisable and expire on July 15, 2027. As of September 30, 2026 and 2025, 602,392 warrants remain outstanding.
Note 11 - Stockholders' Equity
Preferred Stock
As of September 30, 2026 and December 31, 2025, the Company had 100,000,000 shares of Series A preferred stock authorized and 0 shares of Series A preferred stock outstanding.
Common Stock
As of September 30, 2026 and December 31, 2025, the Company had 400,000,000 shares of common stock authorized and 20,580,766 and 20,552,632 shares, respectively, of common stock issued and outstanding. Common stock is issued at a par value of $0.01 per share.
Stock Repurchase Program
The Company maintains a stock repurchase program authorizing the repurchase of up to $10.0 million of the Company's outstanding common stock through December 31, 2026. The Company did not acquire any shares of common stock pursuant to the stock repurchase plan during the three and nine months ended September 30, 2026 and 2025. The remaining availability under the stock repurchase program as of September 30, 2026, was approximately $8.2 million. Refer to Note 17 – "Subsequent Events" for information regarding the extension of the stock repurchase program.
At the Market Equity Program
The Company has an "At The Market" ("ATM") equity offering program pursuant to Equity Distribution Agreements (collectively the "EDAs") with its sales agent, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $50.0 million from time to time through a sales agent. As of September 30, 2026, no shares of common stock had been issued under the ATM program.

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 11 - Stockholders' Equity (continued)
Dividends
The following tables describe the cash dividends declared on the Company's common stock and vested RSUs and in the Company's capacity as general partner of the operating partnership, authorized distributions on our LPI Units declared by the Company during the nine months ended September 30, 2026 and 2025:

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2026	March 31, 2026	January 1, 2026 to March 31, 2026	April 15, 2026	$0.43
June 12, 2026	June 30, 2026	April 1, 2026 to June 30, 2026	July 15, 2026	$0.43
September 14, 2026	September 30, 2026	July 1, 2026 to September 30, 2026	October 15, 2026	$0.43
Total				$1.29

Declaration Date	Record Date	Period Covered	Distributions Paid Date	Amount per Share/Unit
March 4, 2025	March 31, 2025	January 1, 2025 to March 31, 2025	April 15, 2025	$0.43
June 16, 2025	June 30, 2025	April 1, 2025 to June 30, 2025	July 15, 2025	$0.43
September 12, 2025	September 30, 2025	July 1, 2025 to September 30, 2025	October 15, 2025	$0.43
Total				$1.29
Note 12 - Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net Income Attributable to Common Stockholders	$4,176	$6,666	$15,846	$20,282
Add: Net Income Attributable to Noncontrolling Interest	72	115	271	348
Net Income	$4,248	$6,781	$16,117	$20,630

Denominator:
Weighted Average Shares of Common Stock Outstanding - Basic	20,674,980	20,629,562	20,662,352	20,613,788
Dilutive Effect of LPI Units	357,380	357,442	357,400	359,502
Dilutive Effect of Unvested Performance Stock Units	2,290	—	987	—
Dilutive Effect of Unvested Restricted Stock Units	12,567	8,796	13,518	8,249
Weighted Average Shares of Common Stock - Diluted	21,047,217	20,995,800	21,034,257	20,981,539

Earnings Per Share - Basic
Net Income Attributable to Common Stockholders	$0.20	$0.32	$0.77	$0.98
Earnings Per Share - Diluted
Net Income Attributable to Common Stockholders	$0.20	$0.32	$0.77	$0.98

NEWLAKE CAPITAL PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 12 - Earnings Per Share (continued)
During the three and nine months ended September 30, 2026, the Company included the effect of LPI Units, unvested RSUs, and certain performance‑based PSUs in the calculation of weighted‑average shares of common stock outstanding – diluted. The effects of 791,790 and 602,392 outstanding stock options and warrants, respectively, were excluded from diluted weighted‑average shares outstanding because their inclusion would have been anti‑dilutive. In addition, 93,857 outstanding PSUs subject to a market‑based vesting condition were excluded from diluted earnings per share because it was uncertain whether the market conditions for the PSUs would have been met as of September 30, 2026.
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
The following table presents the carrying value and estimated fair value of financial instruments at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Receivable(1)	$4,708	$4,737	$4,929	$5,031
Revolving Credit Facility(2)	$—	$—	$7,600	$7,565
(1) The fair value measurement of the Loan Receivable is based on unobservable inputs, and as such, is classified as Level 3. The carrying value as of September 30, 2026 and December 31, 2025, reflects the provision for current expected credit loss of $42 thousand and $71 thousand, respectively.
(2) The fair value measurement of the Company's Revolving Credit Facility is based on observable inputs, and as such, is classified as Level 2.
As of September 30, 2026 and December 31, 2025, the carrying amounts of financial instruments such as cash and cash equivalents, other assets, accounts payable and accrued expenses, and other liabilities approximate their fair values due to the generally short-term nature and the market rates of interest of these instruments. As such, these financial instruments are classified as Level 1.

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

Taxable REIT Subsidiaries

The Company may conduct some of its operations through a domestic subsidiary that jointly elects to be a Taxable REIT Subsidiary ("TRS") of the Company. The TRS is subject to U.S. federal, state and local corporate income taxes at the current federal statutory rate of 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company. For the nine months ended September 30, 2026 and 2025, the TRS had very limited activity and did not generate taxable income.
Note 15 - Commitments and Contingencies
As of September 30, 2026, the Company had aggregate unfunded commitments to invest approximately $1.6 million to develop a dispensary in Kentucky. Refer to Note 3 - "Real Estate" for further details on the Company's commitments.
As of September 30, 2026, the Company is the lessee under one office lease. Refer to Note 4 - "Leases" for further information.
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
September 30, 2026
(Unaudited)
Note 16 - Segments (continued)
is reported on the Company’s consolidated financial statements, which includes all significant segment expenses and assets.
The CODM evaluates performance and allocates resources based on revenue, income from operations and net income as reported in the consolidated statements of operations. The Company’s revenues are primarily derived from the long-term, triple-net leases that the Company executes with tenants. These revenues are derived from operating leases which are classified in "Rental Income" and "Fees and Reimbursables" on our consolidated statements of operations. Since these leases are triple-net, property-level expenses are generally either the responsibility of the tenant or reimbursed to the Company. As such, the CODM does not regularly assess property-specific revenue or expense metrics in the evaluation of performance.
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
Note 17 - Subsequent Events
Stock Repurchase Program
On November 3, 2026, the Company's Board of Directors authorized an extension of the expiration date of the Company's stock repurchase program to December 31, 2028. Approximately $8.2 million remains available for future repurchases under the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION
NewLake Capital Partners, Inc. (the "Company," "we," "our," "us,") makes statements in this Quarterly Report on Form 10-Q ("Form 10-Q") that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our capital resources, property performance, leasing rental rates, future dividends and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations, adjusted funds from operations, anticipated market conditions, demographics, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believe," "continue," "remain," "could," "expect," "may," "will," "should," "would," "seek," "approximately," "intend," "plan," "pro forma," "estimates," "forecast," "project," or "anticipate" or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
•changes in accounting principles generally accepted in the United States of America ("GAAP"), including new accounting standards or interpretations;
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
This discussion, particularly information regarding our future results of operations or financial condition, business strategy and plans, and management's objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in our most recent Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
As of September 30, 2026, we owned 35 properties across 13 states, consisting of 20 dispensaries and 15 cultivation facilities which included 32 properties leased to state-licensed operators and 3 properties which were available for lease.
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
We may take advantage of the other provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.2 billion (subject to adjustment for inflation), (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering.
We will cease to qualify as an emerging growth company on December 31, 2026. While we will no longer be eligible for certain accommodations available to emerging growth companies, we currently qualify as a smaller reporting company and a non‑accelerated filer and, as such, are not subject to the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act.

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
For the three and nine months ended September 30, 2026, all rental income was derived from triple-net leases. Under these leases, tenants are generally responsible for real estate taxes, insurance, maintenance and utilities, and most leases include a parent, affiliate or other guaranty. As of September 30, 2026, we had 32 leased properties across 12 tenants and three properties available for lease, which we are actively working to re-lease.
Financial Performance and Condition of Our Tenants
Condition of Our Tenants
The Cannabist Company
On March 24, 2026, The Cannabist Company ("Cannabist"), which leased four of our properties, commenced restructuring proceedings under the Companies Creditors Arrangement Act ("CCAA") in Canada. We continue to monitor developments related to this tenant and its restructuring proceedings.
In September 2026, we entered into agreements providing for the termination of Cannabist's lease at our Aurora, Illinois cultivation facility and the commencement of a new lease with the acquirer of Cannabist's cultivation operations at this site, each effective upon closing of the related transaction, which remained pending as of September 30, 2026. In connection with these agreements, Cannabist forfeited its security deposit of approximately $100.0 thousand, which the Company recognized as rental income during the three months ended September 30, 2026.
At our other three properties leased to Cannabist, we collected all contractual rent due through September 30, 2026. We hold aggregate security deposits totaling approximately $381.5 thousand related to these properties.
PharmaCann
In August 2026, we consented to a change in control of PharmaCann Penn LLC, the tenant at our Shamokin, Pennsylvania dispensary property, whereby an affiliate of Cresco Labs Inc. acquired the tenant. In connection with the transaction, Cresco Labs Inc. became a guarantor under the existing lease. The terms of the lease otherwise remained unchanged.

Available Properties
As of September 30, 2026, three of our cultivation facilities, located in Pottsville, Pennsylvania; Sparks, Nevada; and Fitchburg, Massachusetts, were available for lease following tenant departures in 2025. We continue to actively market these properties for lease.
Financial Markets Update
U.S. monetary policy remains restrictive relative to historical norms, and borrowing costs remain elevated. Capital availability remains selective, particularly for emerging and specialized sectors such as cannabis. While certain operators have successfully refinanced or extended debt maturities, many continue to experience margin pressure, elevated leverage and limited access to traditional financing sources. Significant debt maturities remain outstanding across the industry through 2027 and 2028, contributing to ongoing refinancing risk. Industry-wide credit stress has contributed to several notable restructurings and insolvency proceedings across the sector, including at the parent-company level of certain private and public multi-state operators.

Broader macroeconomic uncertainty persists, including inflationary pressures, uncertainty regarding the future path of interest rates and cautious investor sentiment. These conditions have contributed to a disciplined approach to capital deployment across equity and credit markets, with increased emphasis on liquidity, balance-sheet strength and risk management.

As a REIT focused on leasing properties to cannabis tenants, we continue to closely monitor these evolving market dynamics. Disciplined underwriting, proactive tenant engagement and active portfolio management remain central to our strategy in light of selective capital availability and sector-specific regulatory and credit risks. We believe the ongoing financial pressures affecting portions of the cannabis industry, including refinancing challenges associated with upcoming debt maturities, underscore the importance of prudent tenant evaluation and thoughtful portfolio construction.
Regulatory Environment - Industry Impacts
As of September 30, 2026, the federal regulatory environment for cannabis continued to evolve. In April 2026, the U.S. Department of Justice ("DOJ") issued an order rescheduling medical cannabis sold under qualifying state-licensed medical marijuana programs from Schedule I to Schedule III of the Controlled Substances Act ("CSA"). The order permits qualifying state-licensed medical marijuana operators that obtain and maintain the required DEA registrations to operate under a federal Schedule III framework and eliminates the application of Internal Revenue Code Section 280E. As a result, medical cannabis operators will benefit from reduced federal tax burdens, improved operating cash flows and enhanced access to capital.

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

The April 2026 order does not apply to adult-use cannabis, which remains Schedule I. Separately, the DEA restarted the administrative process to consider broader rescheduling of cannabis. The DEA administrative hearing regarding broader cannabis rescheduling commenced on June 29, 2026 and concluded on July 15, 2026. As of the date of this filing, no final determination has been issued in the broader rescheduling proceeding.
Inflation and Supply Chain Constraints
The Consumer Price Index ("CPI") rose by approximately 3.7% for the twelve months ended September 30, 2026. Inflation remains above the Federal Reserve’s long-term 2% target, contributing to higher costs across labor, materials, and services.
Inflation has increased operating costs for state-regulated cannabis operators, including higher energy costs, wages and rising prices for cultivation inputs such as fertilizers, nutrients and specialized equipment. Development and redevelopment projects have remained capital-intensive due to elevated material costs and evolving regulatory requirements. Although global supply chains have stabilized, cannabis operators continue to experience delays in accessing specialized equipment required for cultivation and processing facilities.
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
Investment Activity
In August 2026, we acquired one parcel of land in Kentucky for $550 thousand and committed to fund approximately $1.6 million for the construction of a dispensary. This property was simultaneously leased to a related entity of an existing tenant.
Third Quarter 2026 Highlights
Capital Market Activity
Revolving Credit Facility
In August 2026, we entered into an amendment to our Revolving Credit Facility, amending the Loan and Security Agreement. The amendment (i) maintained the aggregate commitment under the Revolving Credit Facility at $90.0 million, subject to lender approval for borrowings in excess of $30.0 million; (ii) extended the maturity date by two years from May 6, 2027 to May 6, 2029; (iii) modified the interest rate provisions such that borrowings bear interest at a variable rate equal to the greater of (a) the Prime Rate quoted in The Wall Street Journal (Western Edition) or (b) 6.25%; and (iv) revised the unused line fee provisions such that a 0.25% per annum fee applies only if average daily revolver usage is less than 35% of approved availability for the applicable period.
During the three months ended September 30, 2026, we repaid the outstanding principal amount of $7.6 million on our Revolving Credit Facility. As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.
Dividends
On September 14, 2026, our Board of Directors declared a third quarter 2026 cash dividend of $0.43 per share of common stock, equivalent to an annualized dividend of $1.72 per share of common stock. The dividend was paid on October 15, 2026, to stockholders of record at the close of business on September 30, 2026.

Recent Developments
Stock Repurchase Program
On November 3, 2026, our Board of Directors authorized an extension of the expiration date of the stock repurchase program to December 31, 2028. Approximately $8.2 million remains available for future repurchases under the program.
Results of Operations
General
During the three months ended September 30, 2026, we derived substantially all of our revenue from rental income generated by 32 properties, each leased to a single tenant under a triple‑net lease. We continue to market our three available cultivation facilities located in Pottsville, Pennsylvania; Sparks, Nevada; and Fitchburg, Massachusetts, for lease and are actively seeking replacement tenants. As of September 30, 2026, we had a strong balance sheet with no leverage and an annualized general and administrative expense ratio was 1.3% of total assets.

Comparison of the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2026	2025	Q3'26 vs Q3'25
Revenue:
Rental Income	$11,828	$12,335	$(507)
Interest Income from Loans	138	137	1
Fees and Reimbursables	58	115	(57)
Total Revenue	12,024	12,587	(563)

Expenses:
Reimbursable Property Expenses	48	46	2
Property Carrying Costs	276	145	131
Depreciation and Amortization Expense	5,724	3,874	1,850
General and Administrative Expenses:
Compensation Expense	943	933	10
Professional Fees	337	334	3
Other General and Administrative Expenses	367	350	17
Total General and Administrative Expenses	1,647	1,617	30

Total Expenses	7,695	5,682	2,013

Loss on Sale of Real Estate	—	—	—
Provision for Current Expected Credit Loss	9	11	(2)
Income From Operations	4,338	6,916	(2,578)

Other Income (Expense):
Other Income	56	97	(41)
Interest Expense	(146)	(232)	86
Total Other Income (Expense)	(90)	(135)	45

Net Income	4,248	6,781	(2,533)

Net Income Attributable to Noncontrolling Interests	(72)	(115)	43

Net Income Attributable to Common Stockholders	$4,176	$6,666	$(2,490)
Revenues
Rental Income
Rental income for the three months ended September 30, 2026 decreased by approximately $0.5 million, to approximately $11.8 million, compared to approximately $12.3 million for the three months ended September 30, 2025. The decrease in rental income was primarily attributable to:
•Approximately $0.1 million of lower rental income related to our Fitchburg, Massachusetts cultivation facility, which became available for lease following the departure of the tenant in July 2025.

•Approximately $0.8 million of lower rental income related to two cultivation facilities located in Sparks, Nevada and Pottsville that became available for lease following the departure of the tenant in August 2025.
The decreases in rental income described above were partially offset by:
•Annual rent escalations across our portfolio, which increased rental income by approximately $0.3 million during the three months ended September 30, 2026.
•A full quarter of rental income associated with funded improvement allowances at our two Ohio dispensaries and rental income generated from the Kentucky property acquired in August 2026.
Interest Income from Loans
Interest income from loans increased slightly due to the annual rate adjustment on our one loan receivable.
Fees and Reimbursables
Fees and reimbursables decreased slightly due to timing of revenue reimbursements during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Expenses
Reimbursable Property Expenses
Reimbursable property expenses for the three months ended September 30, 2026 remained relatively flat quarter over quarter. From time to time, we may pay certain property-level expenses on behalf of tenants that are reimbursable to us. Accordingly, fluctuations between periods primarily reflect the nature and amount of expenses paid on behalf of tenants during the period and are not indicative of a recurring expense trend.
Property Carrying Costs
Property carrying costs represent expenses incurred to maintain properties that are available for lease. These costs generally include real estate taxes, utilities, property management fees, security, and other expenses necessary to keep the properties functional and marketable. During the three months ended September 30, 2026, we incurred approximately $0.3 million of property carrying costs related to three cultivation facilities located in Fitchburg, Massachusetts; Pottsville, Pennsylvania; and Sparks, Nevada that were available for lease during the period. We incurred approximately $0.1 million of property carrying costs during the three months ended September 30, 2025, as tenant departures occurred at various times during the period, resulting in costs that did not reflect a full quarter of holding expenses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2026 increased by approximately $1.9 million to approximately $5.7 million, compared to approximately $3.9 million for the three months ended September 30, 2025. The increase was attributable to $1.9 million of accelerated amortization of an in-place lease intangible resulting from a revision to its remaining useful life following the execution of a lease termination agreement with the associated tenant.
General and Administrative Expenses
Total general and administrative expenses remained relatively flat quarter over quarter. Total general and administrative expense is described below by category.

Compensation Expense
Compensation expense includes salaries and benefits for directors, employees and officers, as well as stock-based compensation. Compensation expense remained relatively flat quarter over quarter.
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
Interest Expense
Interest expense decreased by approximately $86 thousand to $146 thousand for the three months ended September 30, 2026, compared to $232 thousand for the three months ended September 30, 2025, primarily due to a 100 basis-point reduction in the applicable interest rate on our Revolving Credit Facility pursuant to the August 2026 amendment and the repayment of outstanding borrowings in September 2026.

Comparison of the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	2026 vs 2025
Revenue:
Rental Income	$35,376	$37,485	$(2,109)
Interest Income from Loans	415	408	7
Fees and Reimbursables	629	835	(206)
Total Revenue	36,420	38,728	(2,308)

Expenses:
Reimbursable Property Expenses	434	713	(279)
Property Carrying Costs	643	150	493
Depreciation and Amortization Expense	13,454	11,634	1,820
General and Administrative Expenses:
Compensation Expense	2,902	2,808	94
Professional Fees	1,247	1,137	110
Other General and Administrative Expenses	1,284	1,314	(30)
Total General and Administrative Expenses	5,433	5,259	174

Total Expenses	19,964	17,756	2,208

Loss on Sale of Real Estate	—	(34)	34
Provision for Current Expected Credit Loss	29	34	(5)
Income From Operations	16,485	20,972	(4,487)

Other Income (Expense):
Other Income	208	274	(66)
Interest Expense	(576)	(616)	40
Total Other Income (Expense)	(368)	(342)	(26)

Net Income	16,117	20,630	(4,513)
Net Income Attributable to Noncontrolling Interests	(271)	(348)	77

Net Income Attributable to Common Stockholders	$15,846	$20,282	$(4,436)
Revenues
Rental Income
Rental income for the nine months ended September 30, 2026 decreased by approximately $2.1 million to approximately $35.4 million, compared to approximately $37.5 million for the nine months ended September 30, 2025. The decrease in rental income was primarily attributable to:
•Approximately $0.9 million of lower rental income related to our Fitchburg, Massachusetts cultivation facility, which became available for lease following the departure of the tenant in July 2025.

•Approximately $2.3 million of lower rental income related to our cultivation facilities located in Sparks, Nevada and Pottsville, Pennsylvania, which became available for lease following the departure of the tenant in August 2025.
The decreases in rental income described above were partially offset by increases primarily attributable to:
•Annual rent escalations across our portfolio, which increased rental income by approximately $0.9 million of rental income during the nine months ended September 30, 2026.
•A full nine months of rental income from two dispensaries acquired in Ohio during 2025, rental income associated with improvement allowances funded at both Ohio dispensaries, and rental income from the Kentucky property acquired in August 2026, which together increased rental income by approximately $0.1 million during the nine months ended September 30, 2026.
Interest Income from Loans
Interest income from loans increased slightly due to the annual interest rate increase on our one loan receivable.
Fees and Reimbursables
Fees and reimbursables for the nine months ended September 30, 2026 decreased by approximately $206 thousand, to approximately $629 thousand, from approximately $835 thousand for the nine months ended September 30, 2025, primarily due to timing of revenue reimbursements between periods.
Expenses
Reimbursable Property Expenses
For the nine months ended September 30, 2026, reimbursable property expenses decreased by approximately $0.3 million to approximately $0.4 million compared to approximately $0.7 million for the nine months ended September 30, 2025. In certain circumstances we will pay for select expenses on behalf of the tenant with the tenant being obligated to reimburse us. Accordingly, fluctuations between periods primarily reflect the nature and amount of expenses paid on behalf of tenants during the period and are not indicative of a recurring expense trend.
Property Carrying Costs
Property carrying costs represent expenses incurred to maintain properties that are available for lease. These costs generally include real estate taxes, utilities, property management fees, security, and other expenses needed to keep the properties functional and marketable for leasing. During the nine months ended September 30, 2026, we incurred approximately $0.6 million of property carrying costs related to three cultivation facilities located in Fitchburg, Massachusetts; Pottsville, Pennsylvania; and Sparks, Nevada that were available for lease during the period. We incurred approximately $0.2 million of property carrying costs during the nine months ended September 30, 2025, as tenant departures occurred at various times during the period, resulting in costs that did not reflect a full nine months of holding expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2026 increased by approximately $1.8 million to approximately $13.5 million, compared to approximately $11.6 million for the nine months ended September 30, 2025. The increase was attributable to $1.9 million of accelerated amortization of an in-place lease intangible resulting from a revision to its remaining useful life following the execution of a lease termination agreement with the associated tenant.

General and Administrative Expenses
The increase in general and administrative expense is described below by category.
Compensation Expense
Compensation expense includes salaries and benefits for directors, employees and officers, as well as stock-based compensation. For the nine months ended September 30, 2026, compensation expense increased by approximately $0.1 million to approximately $2.9 million compared to approximately $2.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to annual merit-based salary increases and stock-based compensation expense associated with annual stock grants, partially offset by an employee resignation in May 2025 and a director separation in July 2026.
Professional Fees
Professional fees generally include fees paid for audit, tax, legal and consulting services. For the nine months ended September 30, 2026, professional fees increased by approximately $0.1 million, to approximately $1.2 million compared to approximately $1.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher consulting and legal costs associated with corporate initiatives and efforts related to our portfolio.
Other General and Administrative Expenses
Other general and administrative expenses remained relatively flat year over year.
Loss on Sale of Real Estate
There were no property sales or exchanges during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we recognized a de minimis loss on sale of real estate in connection with the Mokena/Brookville like-kind exchange, reflecting the difference between the carrying value of the Mokena property and the fair value allocation of the Brookville property received.
Provision for Current Expected Credit Loss
Provision for current expected credit loss remained relatively flat year over year.
Other Income (Expense)
Other Income
Other income, which is mainly comprised of interest income decreased slightly year over year.
Interest Expense
Interest expense decreased modestly for the nine months ended September 30, 2026, primarily due to a 100 basis-point reduction in the applicable interest rate on our Revolving Credit Facility pursuant to the August 2026 amendment and the repayment of outstanding borrowings in September 2026.
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
We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as follows: net income (loss) (computed in accordance with GAAP) excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by an entity. Other REITs may not define FFO in accordance with the NAREIT definition or may interpret the current NAREIT definition differently than we do and therefore our computation of FFO may not be comparable to such other REITs.
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
The table below is a reconciliation of net income attributable to common stockholders to FFO and AFFO for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income Attributable to Common Stockholders	$4,176	$6,666	$15,846	$20,282
Net Income Attributable to Noncontrolling Interests	72	115	271	348
Net Income	4,248	6,781	16,117	20,630

Adjustments:
Real Estate Depreciation and Amortization	5,720	3,870	13,441	11,621
Loss on Sale of Real Estate	—	—	—	34
FFO Attributable to Common Stockholders - Diluted	9,968	10,651	29,558	32,285
Provision for Current Expected Credit Loss	(9)	(11)	(29)	(34)
Stock-Based Compensation	324	316	971	750
Non-cash Interest Expense	50	67	185	202
Amortization of Straight-line Rent Expense	(1)	(1)	(2)	(4)
AFFO Attributable to Common Stockholders - Diluted	$10,332	$11,022	$30,683	$33,199
Liquidity and Capital Resources
Our primary liquidity requirements include the payment of dividends to our shareholders, distributions to holders of LPI Units ("LPI Unitholders"), general and administrative expenses, debt service obligations, capital expenditures related to our existing portfolio, and funding for acquisitions and unfunded improvement commitments. We expect to meet these obligations through a combination of cash flows generated from operations, borrowings under our Revolving Credit Facility, and access to capital markets, including issuances under our at-the-market equity program ("ATM Program"), subject to availability and market conditions. Where appropriate, we also may issue LPI Units as consideration for property acquisitions to facilitate tax-deferred transactions for sellers.
As of September 30, 2026, our liquidity total included $17.9 million of cash and cash equivalents and $90.0 million available under our Revolving Credit Facility, subject to customary lender approval for borrowings in excess of $30.0 million in aggregate principal amount. As of September 30, 2026, we had no borrowings outstanding under the facility.
Based on our current projections, we believe that cash flows from continuing operations over the next twelve months, together with existing cash on hand and available borrowing capacity, will be sufficient to fund our operating activities, pay dividends to shareholders and make required distributions to LPI Unitholders. Acquisitions and unfunded improvement commitments may require funding from borrowings, equity issuances and/or issuances of LPI Units. We may utilize a combination of these funding sources depending on market conditions and capital availability.

Summary of Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net Cash Provided by Operating Activities	$30,439	$32,365
Net Cash Used in Investing Activities	$(675)	$(785)
Net Cash Used in Financing Activities	$(35,841)	$(28,224)
Cash and Cash Equivalents - End of Period	$17,860	$23,569
Net Cash Provided by Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was approximately $30.4 million and $32.4 million, respectively. Operating cash flows in both periods were primarily related to contractual rent received from our properties, partially offset by our general and administrative expenses and property carrying costs.
Net Cash Used in Investing Activities:
Net cash used in investing activities during the nine months ended September 30, 2026 and 2025 was approximately $0.7 million and $0.8 million, respectively. Net cash used in investing activities during 2026 was comprised of approximately $0.6 million for a Kentucky property acquisition and approximately $0.4 million to fund an improvement allowance at a dispensary in Ohio, partially offset by approximately $0.3 million from principal repayment collected on our loan receivable. Cash used in investing activities during 2025 was primarily related to the purchase of two dispensaries in Ohio.
Net Cash Used in Financing Activities:
Net cash used in financing activities for the nine months ended September 30, 2026 and 2025 was approximately $35.8 million and $28.2 million, respectively. Financing cash outflows in both periods primarily consisted of dividend payments, distributions to holders of LPI Units and cash paid for taxes in lieu of issuing common stock upon the vesting of RSUs and PSUs. Higher financing cash outflows in 2026 primarily resulted from the cash settlement of RSUs, repayment of borrowings under our Revolving Credit Facility and deferred financing costs incurred in connection with amending our Revolving Credit Facility while 2025 included the cash settlement of PSUs and cash redemptions of LPI Units.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. During the nine months ended September 30, 2026, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of our Operating Partnership, we authorized distributions on our LPI Units totaling $1.29 per share.
During the nine months ended September 30, 2025, we declared and our board of directors approved, cash dividends on our common stock and restricted stock units and in our capacity as general partner of the Operating Partnership, we authorized distributions on our LPI Units of $1.29 per share.

Contractual Obligations and Commitments
Unfunded Commitments
As of September 30, 2026, we had aggregated unfunded commitments of approximately $1.6 million to develop a dispensary in Kentucky.
Corporate Office Lease
As of September 30, 2026, we were the lessee under one office lease which had an initial term of four years and was amended on November 20, 2025, to extend the initial term for one year ending August 31, 2027. The lease is subject to annual escalations and the annual rent payments range from approximately $72 thousand in year one to approximately $85 thousand in year five. The office lease has a remaining weighted average term of approximately 0.92 years.
Revolving Credit Facility
Effective August 2026, the Revolving Credit Facility was amended and borrowings thereunder bear interest at a variable rate based upon the greater of (a) the Prime Rate published in the Wall Street Journal (Western Edition) or (b) 6.25%. As of September 30, 2026, we had no borrowings outstanding under the facility. Refer to Note 6 - "Financings" for additional details.
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
Interest Rate Risk
Interest rates are influenced by a range of factors. We are exposed to interest rate risk through our Revolving Credit Facility, which bears a floating interest rate indexed to the Prime Rate published in the Wall Street Journal (Western Edition). As of September 30, 2026, we had no borrowings outstanding under the facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the greater of the Prime Rate or 6.25%. Accordingly, our effective interest rate remains subject to future fluctuations in benchmark rates. To manage this exposure, we may evaluate the use of interest rate derivative instruments or other hedging strategies.
Impact of Inflation
As of September 30, 2026, inflation remained elevated with the CPI rising approximately 3.7% over the trailing twelve month period. This reflects a modest increase compared to the 3.0% inflation rate recorded during the trailing twelve months period ended September 30, 2025. While inflation continues to trend downward from the peaks of 2022, it remains above the Federal Reserve's long-term 2% target.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings. From time to time, we may in the future be a party to various claims and routine litigation arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in the section titled "Risk Factors" included in our Annual Report on Form 10-K, dated March 6, 2026, filed with the SEC. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES.
On November 7, 2022, our board of directors authorized a common stock repurchase program, to repurchase up to $10.0 million of our outstanding common stock (the "Repurchase Program"). Such authorization had an expiration date of December 31, 2023. On September 15, 2023, our board of directors authorized an amendment to the Repurchase Program for the repurchase of up to an additional $10.0 million of its outstanding common stock and extended the Repurchase Program through December 31, 2024. On November 3, 2026, our board of directors authorized extending the duration of the Repurchase Program to conclude on December 31, 2028. The Company did not acquire any shares of common stock pursuant to the Repurchase Program during the three months ended September 30, 2026. The remaining availability under the Repurchase Program as of September 30, 2026 was approximately $8.2 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
(a) Extension of Stock Repurchase Program

On November 3, 2026, our board of directors authorized an extension of the Company's previously announced share repurchase program. As a result of such extension, the share repurchase program will terminate on December 31, 2028. The dollar value of the shares of common stock that may yet be repurchased under the share repurchase program is approximately $8.2 million.

Purchases made pursuant to the share repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program may be suspended or discontinued by the Company at any time and without prior notice.

(c) During the three months ended September 30, 2026, none of our Company's directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
10.1*
Amendment Number Three to Loan and Security Agreement, dated August 4, 2026, between the Operating Partnership and a commercial federally regulated bank, as a lender and as agent for the lenders that become party thereto.

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

NEWLAKE CAPITAL PARTNERS, INC.

Dated: November 4, 2026	By:	/s/ Anthony Coniglio
Name: Anthony Coniglio
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2026	By:	/s/ Lisa Meyer
Name: Lisa Meyer
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)